Form 10-Q
period 1999-12-31
EUROTELECOM COMMUNICATIONS INC
filed 2000-02-14
CIK 1055176

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    -----------------------------------------

                                    FORM 10-Q


(MARK ONE)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [X]                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                             OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ ]                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM_______ TO_______.


                     ---------------------------------------
                         Commission File Number 0-27673

                        EUROTELECOM COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                            87-0409699

(State or Other Jurisdiction of                               I.R.S. Employer
 Incorporation or Organization)                             Identification No.


                    MEXBOROUGH BUSINESS CENTRE, COLLEGE ROAD,
                 MEXBOROUGH, S63 9JP, YORKSHIRE, UNITED KINGDOM

                    (Address of Principal Executive Offices)

                               011 44 1709 590899

                               011 44 1709 590939

               (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

                     --------------------------------------

Indicate by check mark whether the Registrant: (I) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 17,946,222 shares of Common Stock, $0.01 par value outstanding as of December 31, 1999.

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I    FINANCIAL INFORMATION

ITEM I    FINANCIAL STATEMENTS

          Consolidated Balance Sheets of the Company at December
          31, 1999 (unaudited) and June 30, 1999.

          Consolidated Statements of Operations of the Company
          (unaudited) for the three months and six months ended
          December 31, 1999 and 1998.

          Consolidated Statements of Cash Flows of the Company
          (unaudited) for the six months ended December 31, 1999 and 1998.

          Notes to Consolidated Financial Statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5    OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1   FINANCIAL STATEMENTS

                     EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,        JUNE 30,
                                                                  1999               1999
                                                               (UNAUDITED)         (AUDITED)
                                                              --------------    --------------
                    ASSETS
Current Assets:

Cash and cash equivalents                                     $      17,003     $           -
Accounts receivable                                               1,262,458           897,109
Accounts receivable - related party                                       -            57,732
Other receivables                                                 1,012,227           188,026
Inventories                                                         795,594           363,104
Prepaid expenses                                                     55,400            28,202

                                                              --------------    --------------
                          TOTAL  CURRENT ASSETS               $   3,142,682     $   1,534,173

Property and equipment, net                                         481,199            92,024
Goodwill, net                                                       332,978            92,811
Investments at cost                                                  81,989            44,597

                                                              --------------    --------------
                                   TOTAL ASSETS               $   4,038,848     $   1,763,605
                                                              ==============    ==============

           See accompanying notes to Consolidated Financial Statements


                     EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                     -------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          ---------------------------------------

                                                                 DECEMBER 31,         JUNE 30,
                                                                     1999               1999
                                                                 (UNAUDITED)         (AUDITED)
                                                               ---------------    ---------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Bank facility                                                  $      887,602     $      380,662
Current maturities of long-term obligations                            46,400            470,627
Accounts payable                                                    2,002,284            753,757
Accounts payable - related party                                            -              9,600
Accrued liabilities                                                    11,200            210,541
Accrued income and other taxes                                        348,573            316,294

                                                               ---------------    ---------------
                                TOTAL CURRENT LIABILITIES      $    3,296,059     $    2,141,481

Long-term liabilities:

Notes payable                                                         168,000            941,891
Less: current maturities of long term debt                            (46,400)          (470,627)

                                                               ---------------    ---------------
                              TOTAL LONG TERM LIABILITIES      $      121,600     $      471,264

                                                               ---------------    ---------------
                                        TOTAL LIABILITIES      $    3,417,659     $    2,612,745
                                                               ===============    ===============

Stockholders' Equity (deficit):
Preferred Stock $.01 par value. Authorized
  10,000,000 shares; none issued.
Common Stock, $.01 par value. Authorized
  20,000,000 shares; 17,946,222 and 8,977,102
  shares issued in December 31, 1999 and June
  30, 1999 respectively                                               179,463             89,772
Additional paid-in capital                                         24,589,398         21,778,006
Less subscriptions receivable                                               -           (131,787)
Accumulated deficit                                               (24,147,672)       (22,585,131)
                                                               ---------------    ---------------

                                                               ---------------    ---------------
                               TOTAL STOCKHOLDERS' EQUITY      $      621,189     $     (849,140)

                                                               ---------------    ---------------
                TOTAL LIABILITIES AND STOCKHOLDERS EQUITY      $    4,038,848     $    1,763,605
                                                               ===============    ---------------

           See accompanying notes to Consolidated Financial Statements

                          EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                          ------------------------------------------------
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                -------------------------------------

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    DECEMBER 31,                      DECEMBER 31,
                                                 1999           1998              1999           1998
                                            -------------- --------------    -------------- --------------
                                                                     (UNAUDITED)

Net revenues                                $   2,230,122         16,000     $   3,438,659         32,000
Cost of revenue                                 1,458,189              0         2,378,410              0

                                            -------------- --------------    -------------- --------------
                         GROSS PROFIT       $     771,933         16,000     $   1,060,249         32,000
                                            -------------- --------------    -------------- --------------

Expenses:
Selling and administrative                      1,478,780        281,436         2,141,001        450,633
Asset writedowns                                   14,172          5,586            23,667         11,172
Amortization of goodwill                            9,083              0             9,833              0

                                            -------------- --------------    -------------- --------------
                       OPERATING LOSS       $    (730,102)      (271,022)    $  (1,114,252)      (429,805)
                                            -------------- --------------    -------------- --------------

Other Income/(expense):
Interest expense                                  (62,451)       (25,270)          (94,692)       (42,026)

Write offs                                              0              0          (353,597)             0

                 LOSS FROM CONTINUING
             OPERATIONS BEFORE INCOME
                                            -------------- --------------    -------------- --------------
                                TAXES       $    (792,553)      (296,292)    $  (1,562,541)      (471,831)
                                            -------------- --------------    -------------- --------------

Income tax expense                                      0           (100)                0           (100)
                                            -------------- --------------    -------------- --------------
Net loss from continuing operations             (792,553)       (296,392)       (1,562,541)      (471,931)
                                            -------------- --------------    -------------- --------------
Loss on discontinued operations                         0       (291,923)                0       (291,923)

                                            -------------- --------------    -------------- --------------
                  LOSS FOR THE PERIOD       $    (792,553)      (588,315)    $  (1,562,541)      (763,854)
                                            -------------- --------------    -------------- --------------

Net loss per share from:
Discontinued operations                                 -         (0.046)                -         (0.047)
Continuing operations                              (0.048)        (0.047)           (0.116)        (0.077)

                  NET LOSS PER COMMON
                                            ============== ==============    ============== ==============
                                SHARE       $      (0.048)        (0.093)    $      (0.116)        (0.124)
                                            ============== ==============    ============== ==============

Weighted average number of common
shares                                         16,366,662      6,333,716        13,461,662      6,148,416

           See accompanying notes to Consolidated Financial Statements


                     EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                     ------------------------------------------------
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                                                   SIX MONTHS ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                    1999                   1998
                                                               ----------------     ---------------
                                                                           (UNAUDITED)
Net Income                                                     $    (1,562,541)     $     (763,854)

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH FROM OPERATING ACTIVITIES

Depreciation and amortization                                           33,500              11,172
Extraordinary loss                                                           -             291,923

Non-cash items:
Stock issued for services                                                    -             235,000

CHANGES IN CURRENT ASSETS AND LIABILITIES

Receivables                                                           (307,617)                  0
Inventories                                                           (432,490)                  0
Other current assets                                                  (851,399)            (37,434)
Accrued expenses                                                      (199,341)             31,826
Accounts payable                                                     1,238,927             117,138
Other liabilities                                                       32,279                   0

Net cash provided by (used) by operating                       ----------------     ---------------
Activities                                                          (2,048,682)           (114,229)
                                                               ================     ===============

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of subsidiary RTC Inc                                        (250,000)
Purchase of investments                                                (37,392)
Purchase of fixed assets                                              (412,842)             11,434

Net cash provided by (used in) investing                       ----------------     ---------------
Activities                                                            (700,234)             11,434
                                                               ================     ===============

CASH FLOW FROM FINANCING ACTIVITIES

Notes payable repaid                                                  (800,000)                  -
New notes payable                                                       26,109                   -
Proceeds from issuance of common stock                               2,901,083                   -
Write off subscription receivable                                      131,787                   -
Proceeds from issuance of debt net of repayments                             -              74,610

Net cash provided by (used in) financing                       ----------------     ---------------
activities                                                           2,258,979              74,610
                                                               ================     ===============

INCREASE (DECREASE) IN CASH                                           (489,937)            (28,185)

Cash and cash equivalents at beginning of period                             -                   -

Cash and cash equivalents at end of period                                   -                   -

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                DECEMBER 31, 1999
                                -----------------

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore should be read in conjunction with the audited financial statements included in the company's Form 10-SB as of June 30, 1999.

On July 1, 1999 the unsecured convertible notes in the amounts of $80,000, $360,000 and $360,000 issued at the beginning of the year were converted into 550,000, 2,475,000 and 2,475,000 shares of restricted common stock respectively.

In August 1999 the Company purchased RTC, Inc for 250,000 shares of restricted stock valued at $250,000. The transaction involved recording $250,000 of goodwill; there were no assets or liabilities acquired. Goodwill is to be written off over ten years. RTC is incorporated in the State of Maryland and operates as a full service technical marketing, sales and consulting firm specializing in electronic communication.

The company also incorporated several new subsidiary companies;

i.       Objectiveplan Limited
ii.      E-Linking Limited
iii.     ETConnect Limited

In the three months ended December 31, 1999 the Company raised additional equity through issuing Common Stock pursuant to Regulation S. The Company issued 3,159,120 shares for $1,794,908 to non US persons.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 1999

This Form 10-Q contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in which the Company operates, dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand, maintaining access to external sources of capital; ability to execute management's margin improvement; overall management of the company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND FIRST HALF 1999 TO 1998

The Company's financial year end is June 30.

The second quarter therefore refers to the three months ended December 31, 1999 and the first half refers to the six months ended December 31, 1999.

NET REVENUE
Revenues increased by $2,214,122 from $16,000 for the three months ended December 31, 1998 to $2,230,122 for the three months ended December 31, 1999. The Company was still in its development stage for the second quarter of 1998.

The second quarter of 1999 shows the continued development of the Company. For the six months ended December 31, 1999, revenues totalled $3,438,659, an increase of $3,406,659 from $32,000 for the six month period ended December 31, 1998.

The individual divisions of the Company showed revenue growth for the quarter.

Easy IP Limited contributed net revenues for the three months ended December 31, 1999. of $667,992, this being the second full quarter of contribution since acquisition in April 1999 with no revenues for the three months ended December 31, 1998.

RTC Inc. contributed net revenues of $94,540 for the three months ended December 31, 1999, this being an acquisition in August 1999, with no revenues for the three months ended December 31, 1998.

The commercial security division in Mexborough contributed net revenues of $295,714 for the three months ended December 31, 1999 with no revenues for the three months ended December 31, 1998.

The defense division in Blandford contributed net revenues of $1,001,290 for the three months ended December 31, 1999, with no revenues for the three months ended December 31, 1998.

The air conditioning subsidiary Chunlan Limited contributed net revenues of $109,874 for the three months ended December 31, 1999 with no revenues for the three months ended December 31, 1998.

GROSS PROFIT
Gross profit for the three months ended December 31, 1999 increased to $771,933 compared with the three months ended December 31, 1998 of $16,000. The six month period ended December 31, 1999 showed a gross profit of $1,060,249 compared with a gross profit of $32,000 for the six months ended December 31 1998.

The change is due to the fact that the Company was in the development stage during the equivalent period in 1998.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased by $1,197,344 from $281,436 for the three months ended December 31, 1998 to $1,478,780 for the three months ended December 31, 1999. Selling and administrative expenses increased by $1,690,368 from $450,633 for the six months ended December 31, 1998 to $2,141,001 for the six months ended December 31, 1999.

AMORTIZATION OF GOODWILL
The amount of amortization of goodwill has increased by $9,083 in the three months ended December 31, 1999 from $0 in the three months ended December 31, 1998. The charge relates to the goodwill associated with the two acquisitions of RTC Inc and Easy IP Limited.

INTEREST EXPENSE
The interest expense increased to $62,451 in the three months ended December 31, 1999 from $25,270 in the three months ended December 31, 1998 and to $94,692 in the six months ended December 31, 1999 from $42,026 in the six months ended December 31, 1998.

The increase is due to obtaining additional lines of bank credit in the period.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operations during the six months ended December 31, 1999 amounted to $(2,048,682) and consisted of the $(1,562,541) net loss increased by the $486,141 decrease in working capital.

Accounts payable and accruals were a source of funding to the extent of $1,039,586.

Accounts receivable used $307,617 of funds due to increased revenues.

The Company has a credit facility with National Westminster Bank, PLC in the maximum amount of $560,000 repayable on demand. By informal agreement with the bank, the Company has been permitted to borrow in excess of this amount on a demand basis. As of December 31, 1999, $887,602 was owing to the bank.

INVESTING ACTIVITIES

Capital expenditure of $700,234 for the three months ended December 31, 1999 consisted primarily of fixed asset additions.

FINANCING ACTIVITIES

Cash received from the private placement sales of common stock in the second quarter amounted to 3,159,120 shares for $1,794,908 and increased borrowings under the credit facility with National Westminster Bank plc.

LIQUIDITY

The company has to date not generated positive cash flow from operations. Accordingly, the Company has required additional capital to fund activities and to provide for increased working capital requirements which arise from increased sales activities. Since June 30, 1999, the Company's working capital requirements have been met by collections of accounts receivable and by borrowings under the revolving credit facility together with additional sales of common stock. The Company is currently actively pursuing other sources of capital, including the issuance of additional equity.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not invest in risk sensitive instruments, such as derivative financial instruments, other financial instruments or derivative commodity instruments, either for trading or non trading purposes. Most of the Company's activities are conducted in the United Kingdom in British Pounds Sterling; a smaller part of its activities are conducted in the United States through the Company's subsidiary, RTC, Inc., in United States Dollars. The Pound Sterling to Dollar exchange rate has remained stable for the past few years at about 1.5 Pounds to 1 Dollar. Variations in the Pound Sterling to Dollar exchange rate could effect a proportional change in asset value and income.

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

None.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

In the three months ended December 31, 1999 the Company raised additional equity through issuing Common Stock pursuant to Regulation S. The Company issued 3,159,120 shares on December 28, 1999 for $1,794,908 to non US persons.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  OTHER INFORMATION

None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits.

Exhibit No.           Exhibit
27                    Financial Data Schedule


b.  Reports on Form 8-K
No reports on Form 8-K were filed by the registrant for the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         EUROTELECOM COMMUNICATIONS INC.
                                  (REGISTRANT)

Date: February 14, 2000             By:/S/ Philip Derry
      -----------------                -----------------------------------------
                                       PHILIP DERRY
                                       CHIEF EXECUTIVE OFFICER
                                       & PRINCIPAL ACCOUNTING OFFICER

                                INDEX TO EXHIBITS
                                -----------------

27                    Financial Data Schedule