Form 10-Q/A
period 1999-12-31
EUROTELECOM COMMUNICATIONS INC
filed 2000-03-28
CIK 1055176

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                  FORM 10-Q/A-1

  (MARK ONE)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     [X]             OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR


     [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO .

                       ----------------------------------

                         COMMISSION FILE NUMBER 0-27673
                         EUROTELECOM COMMUNICATIONS INC
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

                       ----------------------------------

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

EUROTELECOM COMMUNICATIONS INC AND SUBSIDIARIES
-----------------------------------------------

                                      INDEX
                                      -----


PART I   FINANCIAL INFORMATION

ITEM I   FINANCIAL STATEMENTS

         Consolidated Balance Sheets of the Company at December 31, 1999 (unaudited) and June 30, 1999 (audited)

         Consolidated Statements of Operations of the Company (unaudited) for the three months and six months ended December 31, 1999 and 1998.

         Consolidated Statements of Cash Flows of the Company (unaudited) for the six months ended December 31, 1999 and 1998.

         Consolidated Statement of Stockholders' Deficit (unaudited) for the three months ended December 31, 1999

         Consolidated Statement of Comprehensive Loss (unaudited) for the three months ended December 31, 1999

         Notes to Consolidated Financial Statements.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II  OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1   FINANCIAL STATEMENTS

                EUROTELECOM COMMUNICATIONS, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,     JUNE 30,
                                                        1999            1999
                                                     (UNAUDITED)     (AUDITED)
                                                    -------------  -------------
ASSETS

Current Assets:

Cash and cash equivalents                           $     17,166   $          -
Accounts receivable                                    1,274,530        884,381
Accounts receivable - related party                            -         56,913
Other receivables                                      1,021,906        185,358
Inventories                                              803,202        357,952
Prepaid expenses                                          55,930         27,803
                                                    -------------  -------------

          TOTAL CURRENT ASSETS                      $  3,172,734   $  1,512,407

Property and equipment, net                              481,056         90,718
Goodwill, net                                            609,496        381,868
Investments at cost                                       82,772         43,964
                                                    -------------  -------------

          TOTAL ASSETS                              $  4,346,058   $  2,028,957
                                                    =============  =============


           See accompanying notes to Consolidated Financial Statements

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                     DECEMBER 31,     JUNE 30,
                                                        1999            1999
                                                     (UNAUDITED)     (AUDITED)
                                                    -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT
Current Liabilities:

Bank facility                                       $    896,090   $    375,261
Current maturities of long-term obligations               46,844        470,627
Accounts payable                                       2,053,748        743,063
Accounts payable - related party                               -          9,464
Accrued liabilities                                       56,737        207,554
Accrued income and other taxes                           351,906        311,807
                                                    -------------  -------------

TOTAL CURRENT LIABILITIES                           $  3,405,325   $  2,117,776

Long-term liabilities:

Notes payable                                            168,810        941,240
Less: current maturities of long term obligations        (46,844)      (470,627)
                                                    -------------  -------------

TOTAL LONG TERM LIABILITIES                         $    121,966   $    470,613
                                                    -------------  -------------

TOTAL LIABILITIES                                   $  3,527,291   $  2,588,389
                                                    =============  =============


Stockholders' Equity (deficit):
Preferred Stock $.01 par value. Authorized
10,000,000 shares; none issued.
Common Stock, $.01 par value.
Authorized 20,000,000 shares; 17,946,222
and 8,988,102 shares issued in December 31, 1999 and June 30, 1999 respectively

                                                         179,463         89,882
Additional paid-in capital                            27,120,361     23,556,427
Less subscriptions receivable                                  -       (131,788)
Accumulated deficit                                  (26,531,183)   (24,078,967)
Other comprehensive income                                50,126          5,014
                                                    -------------  -------------

TOTAL STOCKHOLDERS' EQUITY/DEFICIT                  $    818,767       (559,432)
                                                    -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY/DEFICIT                                      $  4,346,058   $  2,028,957
                                                    =============  =============


See accompanying notes to Consolidated Financial Statements

                EUROTELECOM COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                  DECEMBER 31,              DECEMBER 31,
                              1999          1998          1999         1998
                          ------------  ------------  ------------  ------------
                                                      (UNAUDITED)

Net revenues              $ 2,251,448        16,000   $ 3,461,488        32,000
Cost of revenue             1,472,133             -     2,521,658             -
                          ------------  ------------  ------------  ------------

GROSS PROFIT              $   779,315        16,000   $   939,830        32,000
                          ------------  ------------  ------------  ------------

Expenses:
Selling and administrative  2,318,170       340,011     3,162,440       509,208
Depreciation                   14,308         5,586        23,815        11,172
Amortization of intangible
  assets                       37,949             -        70,880             -
Loss from closed subsidiary         -       291,923             -       291,923
                          ------------  ------------  ------------  ------------

OPERATING LOSS            $(1,591,112)     (621,520)  $(2,317,305)     (780,303)
                          ------------  ------------  ------------  ------------

Other Income/(expense):
Interest expense              (63,048)      (25,222)      (95,329)      (41,978)
Investment writedown                -             -       (44,597)            -
                          ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES  $(1,654,160)     (646,742)  $(2,457,231)     (822,281)
                          ------------  ------------  ------------  ------------

Income tax expense                  -          (100)            -          (100)
                          ------------  ------------  ------------  ------------
Net loss for the Period    (1,654,160)     (646,842)   (2,457,231)     (822,381)
                          ------------  ------------  ------------  ------------


Net loss per common share
- basic                        (0.101)       (0.102)       (0.183)       (0.134)
                          ============  ============  ============  ============
Weighted average number
  of common shares         16,366,662     6,333,716    13,461,662     6,148,416
                          ------------  ------------  ------------  ------------

Basic and diluted loss per share are the same due to any effect of warrants outstanding being anti-dilutive.

See accompanying notes to Consolidated Financial Statements

                EUROTELECOM COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                        1999            1998
                                                    -------------  -------------
                                                            (UNAUDITED)

NET LOSS                                            $ (2,457,231)  $   (822,381)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES

Non-cash items:
Depreciation and amortization                             94,695         11,172
Investment write down                                     44,597              -
Write off subscription receivable                        131,788              -
Stock issued for services                                696,240        117,722

CHANGES IN CURRENT ASSETS AND LIABILITIES

Receivables                                             (333,236)             -
Inventories                                             (445,250)             -
Other current assets                                    (864,675)       (37,434)
Accrued expenses                                        (150,817)        31,773
Accounts payable                                       1,252,713         61,090
Other liabilities                                         40,100       (291,461)
                                                    -------------  -------------
Net cash provided by (used in) operating
  Activities                                          (1,991,076)      (929,519)
                                                    =============  =============
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments                                  (83,405)             -
Purchase/Disposal of fixed assets                       (386,583)        42,036
                                                    -------------  -------------
Net cash (used in) provided by investing
  Activities                                            (469,988)        42,036
                                                    =============  =============

CASH FLOW FROM FINANCING ACTIVITIES

Repayment of debt                                              -        (48,000)
Proceeds from line of credit                             520,829         65,904
Proceeds from issuance of common stock                 1,907,275              -
Proceeds from issuance of debt                                 -        870,000
                                                    -------------  -------------
Net cash provided by financing
  Activities                                           2,428,104        887,904
                                                    =============  =============

                                                    -------------  -------------
Effect of exchange rate changes on cash                   50,126              -
                                                    =============  =============

INCREASE IN CASH                                          17,166            421
Cash and cash equivalents at beginning of period               -              -
                                                    -------------  -------------
Cash and cash equivalents at end of period                17,166            421
                                                    =============  =============


               EUROTELECOM COMMUNICATIONS INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FROM OCTOBER 1, 1999 TO DECEMBER 31, 1999

                                    SHARES          AMOUNT          PAID IN       ACCUMULATED     ACCUMULATED
                                                                    CAPITAL         DEFICIT          OTHER
                                                                                                 COMPREHENSIVE
                                                                                                    INCOME
                                 -------------   -------------   -------------   -------------   -------------

Balance October 1, 1999            14,798,102    $    147,982    $ 24,604,502    $(24,877,023)   $      1,703

Shares issued during period:
Acquisition of RTC Inc.               150,000           1,500         248,500               -               -
Consultancy fees                      780,000           7,800         252,200               -               -
Employee bonuses                      218,120           2,181         434,059               -               -
Cash                                2,000,000          20,000       1,581,100               -               -

Net loss for the period ended
  December 31, 1999                         -               -               -      (1,654,160)              -

Currency translation differences
on foreign currency net investments         -               -               -               -          48,423
                                 -------------   -------------   -------------   -------------   -------------
                                   17,946,222         179,463      27,120,361     (26,531,183)         50,126
                                 =============   =============   =============   =============   =============



                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                  --------------------------------------------


Net loss for the period ended December 31, 1999                  $ (1,654,160)

Currency translation differences on foreign currency
  net investments                                                      48,423
                                                                 --------------
Comprehensive loss                                               $ (1,605,737)
                                                                 ==============

                EUROTELECOM COMMUNICATIONS INC. AND SUBSIDIARIES
                ------------------------------------------------
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                  --------------------------------------------


BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include certain footnotes and financial presentations normally required under generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

On July 1, 1999 unsecured convertible loan notes in the amounts of $80,000, $360,000 and $360,000 issued at the beginning of 1999 were converted into 550,000, 2,475,000 and 2,475,000 shares of common stock respectively.

In August 1999 Company purchased RTC, Inc. (RTC) for 150,000 shares of common stock valued at $250,000. RTC was purchased to gain access to its brand name and key personnel. No other assets or liabilities were acquired. The Company has allocated the $250,000 as follows: brand name $50,000, Workforce: $50,000 and goodwill: $150,000. The amortization period for each item is five years. RTC is incorporated in the State of Maryland and operates as a full service technical marketing, sales and consulting firm specializing in electronic communication.

In the three months ended December 31, 1999 the Company raised additional equity through issuing Common Stock pursuant to Regulation S. The Company issued 2,998,120 shares for $2,297,340 to non US persons representing a mixture of cash and services provided to the Company.

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

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND FIRST HALF OF 1999 TO EQUIVALENT PERIODS IN
1998

The Company's financial year end is June 30. The second quarter therefore refers to the three months ended December 31, 1999 and the first half refers to the six months ended December 31, 1999.

NET REVENUE
Revenues increased by $2,235,448 from $16,000 for the three months ended December 31, 1998 to $2,251,448 for the three months ended December 31, 1999. The Company was still in its development stage for the second quarter of 1998.

The second quarter of 1999 shows the continued development of the Company. For the six months ended December 31, 1999, revenues totalled $3,461,488, an increase of $3,429,488 from $32,000 for the six month period ended December 31, 1998.

The individual divisions of the Company showed revenue growth for the quarter.

Easy IP Limited contributed net revenues for the three months ended December 31, 1999 of $674,380, this being the second full quarter of contribution since acquisition in April 1999 with no revenues for the three months ended December 31, 1998.

RTC Inc. contributed net revenues of $94,540 for the three months ended December 31, 1999 this being an acquisition in August 1999, with no revenues for the three months ended December 31, 1998.

The commercial security division in Mexborough contributed net revenues of $298,542 for the three months ended December 31, 1999 with no revenues for the three months ended December 31, 1998.

The defense division in Blandford contributed net revenues of $1,010,865 for the three months ended December 31, 1999 with no revenues for the three months ended December 31, 1998.

The air conditioning subsidiary, Chunlan Limited, contributed net revenues of $110,925 for the three months ended December 31, 1999 with no revenues for the three months ended December 31, 1998.

GROSS PROFIT
Gross profit for the three months ended December 31, 1999 increased to $779,315 compared with the three months ended December 31, 1998 of $16,000. The six month period ended December 31, 1999 showed a gross profit of $939,830 compared with a gross profit of $32,000 for the six months ended December 31, 1998.

The change is due to the fact that the Company was in the development stage during the equivalent period in 1998.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased by $1,978,159 from $340,011 for the three months ended December 31, 1998 to $2,318,170 for the three months ended December 31, 1999. Selling and administrative expenses increased by $2,653,232 from $509,208 for the six months ended December 31, 1998 to $3,162,440 for the six months ended December 31, 1999.

AMORTIZATION OF INTANGIBLE ASSETS
The amount of amortization of intangible assets has increased by $37,949 in the three months ended December 31, 1999 from $0 in the three months ended December 31, 1998. The charge relates to the goodwill and other intangible assets associated with the acquisitions of RTC Inc. and Easy IP Limited.

INTEREST EXPENSE
The interest expense increased to $63,048 in the three months ended December 31, 1999 from $25,222 in the three months ended December 31, 1998 and to $95,329 in the six months ended December 31, 1999 from $41,978 in the six months ended December 31, 1998.

The increase is due to obtaining additional lines of bank credit in the period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the six months ended December 31, 1999 amounted to $(1,991,076) and consisted of the $(2,457,231) net loss decreased by the $466,154 decrease in working capital and other non cash items.

Accounts payable and accruals were a source of funding to the extent of $1,101,896.

Accounts receivable used $333,236 of funds due to increased revenues.

The Company has a credit facility with National Westminster Bank plc of $560,000 repayable on demand. By informal agreement with the Bank, the Company has been permitted to borrow in excess of this amount on a demand basis. As of December 31, 1999 the Company owed $896,090 to the bank under such facility.

INVESTING ACTIVITIES

Capital expenditures of $302,816 for the three months ended December 31, 1999 consisted primarily of fixed asset additions.

FINANCING ACTIVITIES

Cash received from financing activities in the second quarter consisted of the private placement of 2,000,000 shares of common stock for $1,601,100 and borrowings under the credit facility with National Westminster Bank plc.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not invest in risk sensitive instruments, such as derivative financial instruments, other financial instruments or derivative commodity instruments, either for trading or non trading purposes. Most of the Company's activities are conducted in the United Kingdom in British Pounds Sterling; a smaller part of its activities are conducted in the United States through the Company's subsidiary, RTC, Inc., in United States Dollars. The Pound Sterling to Dollar exchange rate has remained stable for the past few years at about 1 Pound to 1.6 Dollars. Variations in the Pound Sterling to Dollar exchange rate could effect a proportional change in asset value and income.

                           PART II - OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

In the three months ended December 31, 1999 the Company raised additional equity through issuing Common Stock pursuant to Regulation S. The Company issued 3,148,120 shares on December 28, 1999 valued at $2,297,340 to non US persons representing a mixture of cash and services. In addition, in August 1999 the Company issued 150,000 shares of Common Stock in connection with its acquisition of RTC Inc.

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

                         EUROTELECOM COMMUNICATIONS INC.
                                  (REGISTRANT)


         Date:  March 28, 2000            By:  /S/ Philip Derry
                                             -----------------------------------
                                               PHILIP DERRY
                                               CHIEF EXECUTIVE OFFICER
                                               & PRINCIPAL ACCOUNTING OFFICER

                                INDEX TO EXHIBITS
                                -----------------