Form 10-Q
period 2000-03-31
EUROTELECOM COMMUNICATIONS INC
filed 2000-05-19
CIK 1055176

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    -----------------------------------------

                                    FORM 10-Q

      (MARK ONE)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          [X]             OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                            or

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          [ ]             OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ______ TO ______ .

                    -----------------------------------------

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

                 MEXBOROUGH, S64 9JP, YORKSHIRE, UNITED KINGDOM

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               011 44 1709 590899

                               011 44 1709 590939

               (Registrants Telephone Number, Including Area Code)

                    -----------------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As at 26 April 2000, there were outstanding 17,946,222 shares of Common Stock and 11,165,763 shares of Class A Common Stock, each of $0.01 par value.

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                -------------------------------------------------

                                      INDEX
                                      -----


PART I   FINANCIAL INFORMATION

ITEM I   FINANCIAL STATEMENTS

          Consolidated Balance Sheets of the Company at March 31, 2000 (unaudited) and June 30, 1999 (audited)

          Consolidated Statements of Operations of the Company (unaudited) for the three months and nine months ended March 31, 2000 and 1999.

          Consolidated Statements of Cash Flows of the Company (unaudited) for the nine months ended March 31, 2000 and 1999.

          Consolidated Statement of Stockholders' Deficit (unaudited) for the three months ended March 31, 2000

          Consolidated Statement of Comprehensive Loss (unaudited) for the three months ended March 31, 2000

          Notes to Consolidated Financial Statements

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

ITEM 5    OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1   FINANCIAL STATEMENTS

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                  MARCH 31,          JUNE 30,
                                                    2000               1999
                                                 (UNAUDITED)        (AUDITED)
                                                -------------     -------------
                   ASSETS
Current Assets:

Cash and cash equivalents                       $     28,957      $          -
Accounts receivable                                1,268,018           884,381
Accounts receivable - related party                        -            56,913
Other receivables                                          -           185,358
Inventories                                        1,491,695           357,952
Prepaid expenses                                      60,089            27,803
                                                -------------     -------------
                   TOTAL CURRENT ASSETS         $  2,848,759      $  1,512,407

Property and equipment, net                          608,054            90,718
Goodwill, net                                        571,606           381,868
Investments at cost                                   89,708            43,964
Deferred offering costs                              880,000                 -
                                                -------------     -------------
                   TOTAL ASSETS                 $  4,998,127      $  2,028,957
                                                =============     =============

           See accompanying notes to Consolidated Financial Statements

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     ---------------------------------------


                                                   MARCH 31,         JUNE 30,
                                                     2000              1999
                                                 (UNAUDITED)        (AUDITED)
                                                 -------------     -------------
    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:

Bank facility                                    $  1,284,254      $    375,261
Current maturities of long-term obligations            46,321           470,627
Accounts payable                                    3,443,836           743,063
Accounts payable - related party                       15,288             9,464
Accrued liabilities                                   170,731           207,554
Accrued income and other taxes                        280,630           311,807
                                                 -------------     -------------
                     TOTAL CURRENT LIABILITIES   $  5,241,060      $  2,117,776

Long-term liabilities:

Notes payable                                         155,463           941,240
Less: current maturities of long term obligations     (46,321)         (470,627)
                                                 -------------     -------------
                   TOTAL LONG TERM LIABILITIES   $    109,142      $    470,613
                                                 -------------     -------------
                             TOTAL LIABILITIES   $  5,350,202      $  2,588,389
                                                 =============     =============
Stockholders'  (deficit):
Preferred Stock $.01 par value. Authorized
10,000,000 shares; none issued.
Common Stock, $.01 par value. Authorized
20,000,000 shares; 17,946,222 and 8,988,102
shares issued and outstanding in March 31,
2000 and June 30, 1999 respectively                   179,463            89,882
Additional paid-in capital                         27,120,361        23,556,427
Less subscriptions receivable                               -          (131,788)
Accumulated deficit                               (27,735,663)      (24,078,967)
Other comprehensive income                             83,764             5,014
                                                 -------------     -------------
                   TOTAL STOCKHOLDERS' DEFICIT   $   (352,075)     $   (559,432)
                                                 -------------     -------------
    TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT   $  4,998,127      $  2,028,957
                                                 =============     =============

           See accompanying notes to Consolidated Financial Statements

                                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                                -------------------------------------------------
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -------------------------------------

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        MARCH 31,                              MARCH 31,
                                                 2000              1999                2000               1999
                                            --------------------------------    ----------------------------------
                                                                         (UNAUDITED)
Net revenues                                $  1,515,000            395,523     $    4,976,488            427,523
Cost of revenue                                1,078,142            177,571          3,599,800            177,571
                                            -------------    ---------------    ---------------    ---------------
                      GROSS PROFIT          $    436,858            217,952     $    1,376,688            249,952
                                            -------------    ---------------    ---------------    ---------------
Expenses:
Selling and administrative                     1,562,719            765,074          4,725,159          1,274,282
Depreciation                                      13,921             16,423             37,736             27,595
Amortization of intangible assets                 37,890                  -            108,770                  -
Loss from closed subsidiary                            -            123,928                  -            415,851
                                            -------------    ---------------    ---------------    ---------------
                    OPERATING LOSS          $ (1,177,672)          (687,473)    $   (3,494,977)        (1,467,776)
                                            -------------    ---------------    ---------------    ---------------
Other Income/(expense):
Interest expense                                  26,808             17,013            122,137             58,991
Investment writedown                                   -                  -             44,597                  -
Loan stock beneficial conversion expense               -            918,750                  -            918,750
                                            -------------    ---------------    ---------------    ---------------
          LOSS BEFORE INCOME TAXES          $ (1,204,480)        (1,623,236)    $   (3,661,711)        (2,445,517)
                                            -------------    ---------------    ---------------    ---------------
Income tax expense                                     -                  -                  -                100
                                            -------------    ---------------    ---------------    ---------------
Net loss for the Period                       (1,204,480)        (1,623,236)        (3,661,711)        (2,445,617)
                                            -------------    ---------------    ---------------    ---------------

Net loss per common share
- basic                                           (0.067)            (0.239)            (0.272)            (0.381)
                                            =============    ===============    ===============    ===============

Weighted average number of common shares
                                              17,946,222          6,788,040         13,461,662          6,417,441
                                            -------------    ---------------    ---------------    ---------------

Basic and diluted loss per share are the same due to any effect of warrants outstanding being anti-dilutive.

           See accompanying notes to Consolidated Financial Statements

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                   NINE MONTHS ENDED MARCH 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
                                                           (UNAUDITED)

NET LOSS                                           $(3,661,711)   $(2,445,617)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES

Non-cash items:
Depreciation and amortization                          146,506         27,595
Investment write down                                   44,597              -
Write off subscription receivable                      131,788              -
Stock issued for services                              696,240        356,456
Loan stock beneficial conversion                             -        918,750

CHANGES IN CURRENT ASSETS AND LIABILITIES

Receivables                                           (326,724)      (218,466)
Inventories                                         (1,133,743)       (24,678)
Other current assets                                   153,072        (90,124)
Accrued expenses                                       (36,823)       161,082
Accounts payable                                     2,658,089        122,411
Other liabilities                                      (31,176)      (233,401)
Net cash provided by (used in) operating           ------------   ------------
Activities                                          (1,359,885)    (1,425,992)
                                                   ============   ============

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments                                (90,341)             -
Purchase/Disposal of fixed assets                     (527,502)        13,778
Net cash (used in) provided by investing           ------------   ------------
Activities                                            (617,843)        13,778
                                                   ============   ============

CASH FLOW FROM FINANCING ACTIVITIES

Fees associated with company stock issue              (880,000)             -
Repayment of debt                                      (13,347)       (48,000)
Proceeds from line of credit                           908,993        273,871
Proceeds from issuance of common stock               1,907,275        211,250
Proceeds from issuance of debt                               -        975,093
Net cash provided by financing                     ------------   ------------
Activities                                           1,922,921      1,412,214
                                                   ============   ============

                                                   ------------   ------------
Effect of exchange rate changes on cash                 83,764              -
                                                   ============   ============

INCREASE IN CASH
Cash and cash equivalents at beginning of period             -              -
                                                   ------------   ------------
Cash and cash equivalents at end of period              28,957              -
                                                   ============   ============

                                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                                -------------------------------------------------
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 -----------------------------------------------
                                      FROM JANUARY 1, 2000 TO MARCH 31, 2000
                                      --------------------------------------

                                          SHARES          AMOUNT        PAID IN       ACCUMULATED     ACCUMULATED
                                          ------          ------        CAPITAL         DEFICIT         OTHER
                                                                        -------         -------      COMPREHENSIVE
                                                                                                        INCOME
                                                                                                        ------
Balance January 1, 2000                 17,946,222    $    179,463   $ 27,120,361    $(26,531,183)   $     50,126

Net loss for the period ended
March 31, 2000                                   -               -              -      (1,204,480)              -

Currency translation differences
on foreign currency net investments              -               -              -               -          33,638
                                       ---------------------------------------------------------------------------
                                        17,946,222         179,463     27,120,361     (27,735,663)         83,764
                                       ===========================================================================




                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                  --------------------------------------------


Net loss for the period ended March 31, 2000                     $(1,204,480)

Currency translation differences on foreign
currency net investments                                              33,638
                                                                 ------------
Comprehensive loss                                               $(1,170,842)
                                                                 ============

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                -------------------------------------------------
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
            FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2000
            ---------------------------------------------------------


BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore should be read in conjunction with the audited financial statements included in the Company's Form 10-SB as of June 30, 1999.

On July 1, 1999 unsecured convertible loan notes in the amounts of $80,000, $360,000 and $360,000 issued on February 11, 1999 were converted into 550,000, 2,475,000 and 2,475,000 shares of Common Stock respectively.

On July 22, 1999 the Company raised additional equity through the issue of 150,000 Common Stock for $150,000 cash.

In August 1999 the Company purchased RTC, Inc (RTC) for 150,000 shares of Common Stock valued at $250,000. RTC was purchased to gain access to its brand name and key personnel. No other assets or liabilities were acquired. The Company has allocated the $250,000 as follows: brand name $50,000, Workforce: $50,000 and goodwill: $150,000. The amortization period for each item is five years. RTC is incorporated in the State of Maryland and operates as a full service technical marketing, sales and consulting firm specializing in electronic communication.

On September 28, 1999 the Company raised additional equity through the issue of 160,000 Common Stock for $156,175 cash.

In the three months ended December 31, 1999 the Company raised additional equity through issuing Common Stock pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company issued 2,998,120 shares for $2,297,340 to non US persons representing a mixture of cash and services provided to the Company.

In the three months ended March 31, 2000 the Company incurred professional fees and expenses in relation to an equity offering of a new class of securities, designated Class A Common Stock par value $.001, of which 11,165,763 were issued on April 5, 2000 pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2000

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

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS OF 1999/2000 TO EQUIVALENT PERIODS IN 1998/1999

The Company's financial year end is June 30. The third quarter therefore refers to the three months ended March 31, 2000 and the first nine months refers to the nine months ended March 31, 2000.

NET REVENUE
Revenues increased by $1,119,477 from $395,523 for the three months ended March 31, 1999 to $1,515,00 for the three months ended March 31, 2000, an increase of 183%.

The increase is due to increased volume of sales in the period.

The third quarter of 1999 show the continued development of the Company. For the nine months ended March 31, 2000, revenues totalled $4,976,488, an increase of $4,548,965 from $427,523 for the nine month period ended March 31, 1999, an increase of 1064%

The individual divisions of the Company showed revenue growth for the quarter.

Easy IP Limited contributed net revenues for the three months ended March 31, 2000 of $626,418 this being the third full quarter of contribution since acquisition in April 1999 with no revenues for the three months ended March 31, 1999.

RTC Inc. contributed net revenues of $92,101 for the three months ended March 31, 2000 this being an acquisition in August 1999, with no revenues for the three months ended March 31, 1999.

The commercial security division in Mexborough contributed net revenues of $204,499 for the three months ended March 31, 2000.

The defense division in Blandford contributed net revenues of $1,004,293 for the three months ended March 31, 2000 with no revenues for the three months ended March 31, 1999.

The air conditioning subsidiary, Chunlan Limited, contributed net revenues of $110,423 for the three months ended March 31, 2000 with no revenues for the three months ended March 31, 1999.

GROSS PROFIT
Gross profit for the three months ended March 31, 2000 increased to $436,858 compared with the three months ended March 31, 1999 of $217,952, an increase of 100%. The nine month period ended March 31, 2000 showed a gross profit of $1,376,688 compared with a gross profit of $249,952 for the nine months ended March 31, 1999, an increase of 450% This increase was due to the increased volume of sales.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased by $797,645 from $765,074 for the three months ended March 31, 1999 to $1,562,719 for the three months ended March 31, 2000, an increase of 104%. Selling and administrative expenses increased by $3,450,877 from $1,274,282 for the nine months ended March 31, 1999 to $4,725,159 for the nine months ended March 31, 2000, an increase of 271%.

The increase was due to the Company's continuing expansion plans; employing more staff, the increased overheads associated with the additional offices opened and additional overheads to service the increased sales. Wages and salaries increased from $108,704 for the three months ended March 31, 1999 to $739,651 for the three months ended March 31, 2000, an increase of 580%. Advertising and sales promotions increased from $0 for the three months ended March 31, 1999 to $72,721 in the three months ended March 31, 2000. Motor expenses increased from $44,111 for the three months ended March 31, 1999 to $371,712 for the three months ended March 31, 2000, an increase of 742% due to the increase in the number of employees employed in the period.

AMORTIZATION OF INTANGIBLE ASSETS
The amount of amortization of intangible assets has increased by $37,890 in the three months ended March 31, 2000 from $0 in the three months ended March 31, 1999. The charge relates to the goodwill and other intangible assets associated with the acquisitions of RTC Inc and Easy IP Limited.

INTEREST EXPENSE
The interest expense increased to $26,808 in the three months ended March 31, 2000 from $17,013 in the three months ended March 31, 1999 and to $122,137 in the nine months ended March 31, 2000 from $58,991 in the nine months ended March 31, 1999. The increase was due to obtaining additional lines of bank credit in the period.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operations during the nine months ended March 31, 2000 amounted to $(1,359,885) and consisted of the $(3,661,711) net loss decreased by the $2,301,826 decrease in working capital and other non cash items.

Accounts payable and accruals were a source of funding to the extent of $2,621,266.

Accounts receivable used $108,258 of funds due to increased revenues.

The Company has a credit facility with National Westminster Bank of $560,000 repayable on demand. By informal agreement with the bank, the Company has been permitted to borrow in excess of this amount on a demand basis. As of March 31, 2000, the Company owed $1,284,254 to the bank under such facility.

INVESTING ACTIVITIES

Capital expenditure of $617,843 for the three months ended March 31, 2000 consisted primarily of fixed asset additions.

LIQUIDITY

The Company has to date not generated positive cash flow from operations. Accordingly, the Company has required additional capital to fund activities and to provide for increased working capital requirements which arise from increased sales activities. Since June 30, 1999, the Company's working capital requirements have been met by collections of accounts receivable and by borrowings under the revolving credit facility together with additional sales of common stock. The Company completed an additional equity raise on April 5, 2000, pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in which 11,165,763 shares of a new class of securities, designated Class A Common Stock par value $0.01, were issued to non US persons for $26,797,831.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1         LEGAL PROCEEDINGS

None.


ITEM 2         CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective February 7, 2000, the Company's shareholders adopted an amendment to the Certificate of Incorporation which increased the number of shares of Common Stock $.01 par value the Company is authorized to issue to 50,000,000, and added a new class of stock consisting of 50,000,000 shares of Class A Common Stock. On or about January 16, 2000, such amendments were proposed to the shareholders by the Company's Board of Directors, and approved by the written consents of the holders of 9,681,820 shares of Common Stock, which represented approximately 54% of the Company's outstanding Common Stock. An Information Statement on Schedule 14-C (which included the text of the Certificate of Amendment to the Certificate of Incorporation of the Company) was filed on February 7, 2000, and was mailed to each of the holders of record of the Company's Common Stock, but no proxies or other vote of shareholders was requested. The Certificate of Designations describing the terms of the Class A Common Stock is attached as exhibit 4.0.
Article 2.6 (Quorum and Required Vote) of the by-laws of the Company were amended on 28 March 2000. The amended and restated by-laws of the Company are attached as exhibit 3.2.


ITEM 5         OTHER INFORMATION

None.


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits.

Exhibit No.    Exhibit
-----------    -------
3.2            By-laws of the Company as amended through March 28, 2000
4              Certificate of Designations of Class A Common Stock
27             Financial Data Schedule

b.  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EUROTELECOM COMMUNICATIONS, INC.
                                  (REGISTRANT)


Date: May 19, 2000                               By: /S/ David Linell
                                                     -----------------------
                                                     David Linell
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS

3.2            By-laws of the Company as amended through March 28, 2000
4              Certificate of Designations of Class A Common Stock
27             Financial Data Schedule