Form 10KSB
period 2000-06-30
EUROTELECOM COMMUNICATIONS INC
filed 2000-10-13
CIK 1055176

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER: 0-27673

                         EUROTELECOM COMMUNCATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                 87-0409699
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                FARFIELD PARK, WATH UPON DEARNE, SOUTH YORKSHIRE
                                 ENGLAND S63 5BD
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011 44 1709 874600

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK PAR VALUE $0.01

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:       Yes: [ ]   No:  [X]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $9,737,850.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of the registrant's Common Stock and Class A Common Stock on October 6, 2000: $ 34,331,102. The determination of market value of the Common Stock is based on the last reported bid and asked price as reported by the National Quotation Bureau, LLC, on the date indicated. The determination of market value of the Class A Common Stock is based on the last reported bid and asked price as reported by the Alternative Investment Market of the London Stock Exchange. The British Sterling/U.S. Dollar exchange rate used throughout this Form 10-KSB is (pound)1/$1.578.

              There were 17,946,222 shares of Common Stock and 12,055,118 shares of Class A Common Stock of the registrant outstanding as of October 6, 2000.

              Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]


                         EUROTELECOM COMMUNCATIONS, INC.
                                      INDEX

                                                                                                          PAGE
                                                                                                          ----

                                     PART I
ITEM 1.      DESCRIPTION OF BUSINESS........................................................................1
ITEM 2.      DESCRIPTION OF PROPERTY.......................................................................13
ITEM 3.      LEGAL PROCEEDINGS.............................................................................13
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................13


                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................................14
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS..........................................................16
ITEM 7.      FINANCIAL STATEMENTS..........................................................................21
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE....................................................................................22


                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16(A) OF THE EXCHANGE ACT.............................................................22
ITEM 10.     EXECUTIVE COMPENSATION........................................................................25
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................27
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................29
ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K........................................................29


                                     PART I

This report contains certain "forward-looking statements" concerning EuroTelecom Communications, Inc.'s operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company's strategy for the future is to build its business to design, install, operate and manage fiber optic and microwave based technical infrastructures for buildings and building complexes. The Company has identified "application linking" (see description below) as the process of managing, under one contract, a range of end user applications such as lighting, heating, air conditioning, alarms and communications services within a single building infrastructure. The Company's revenues to June 30, 2000, have been derived in part from the installation of two such application linking projects but also from providing facsimiles and laptop computers and consultancy services to the U.K. defense sector, the sale of certain software products, the sale and installation of air conditioning units and the provision of commercial security services. These services and the revenues derived from them are explained in detail below.

To make the narrative descriptions of the Company's business more understandable the following definitions have been provided:

"A Shares"                 The shares of Class A Common Stock, par value US$0.01
                           each in the capital of the Company

"AIM"                      Alternative Investment Market of The London Stock
                           Exchange Limited

"application linking"      The provision and management of end user applications
                           within building structures and building complexes, usually by means of an integrated fiber optic and or wireless platform which is supplied under a single service contract with the Company. The term "linking" is an established technology term used to describe the joining of a "path" between two nodes.
                           Application linking is used as a generic term to describe the linking of end user applications on a single path and node structure comprising the "application linking platform"

"application linking       The term used by the Company to describe a means of
platform"                  providing a communication path between a series of
                           devices, or nodes, in a network linking together different end user applications

"application service       A service that hosts business application
provider" or "ASP"         software for third parties to access over the
                           Internet

"CCTV"                     Closed circuit television

"connectivity solutions"   The ability to connect electronically to two or more
                           devices. An example is a telephone system where the telephones are replaced with different types of hardware (for example, mainframe computers, personal computers or laptops). Software sold by the Company provides a common language over this new telephone system

"end user applications"    Products and services used in building structures and
                           building complexes such as telecommunications, voice, data and video delivery services, buildings access, control, monitoring and maintenance systems, such as, CCTV, air conditioning and information kiosks

"EuroTelecom" or "Company" EuroTelecom Communcations, Inc.


"intelligent building"     A building which utilizes self monitoring and self
                           supporting technology to control internal building services such as lighting, heating, air conditioning, alarms and communications

"Internet protocol suite"  A standard set of rules to enable Internet users to communicate with each other

"Internet service          A company which provides a service which enables a
provider" or "ISP"         user to access the Internet

"multiplexer"              A device that enables a number of signals to be
                           transmitted over a single line


"network file systems"     A file system is simply an electronic file cabinet.
                           There are two types of systems: 'Local' -- specific to the user, and 'Remote' - which operates like a public library. A network file system is like a public library, which can be used locally

"node" A connection point of a network to enable electronic data to be extracted for use by end user applications

"protocol"                 A set of rules that enable communications between
                           items of hardware, for example modem to personal computer

"protocol converter"       A device which is used to translate one form of
                           digital information into another to enable the end user application to function

"secure computer networks" In general, computer networks such as telephone networks do not provide any form of privacy from electronic eavesdropping. Secure networks, such as a secure telephone system, provide a method of encoding information so that an eavesdropper is unable to interpret it

"SDH" Synchronous Digital Hierarchy - a recognized transmission standard for telecommunications networks

"terminal emulation"       Terminals provide the facility to enter and view data
                           received from a mainframe computer. The old expression for terminal was VDU (Visual Display
                           Unit). Different mainframes require different input devices (VDUs). Terminal emulation software allows a personal computer to "mimic" the functions of these VDUs

APPLICATION LINKING - THE COMPANY'S STRATEGY FOR THE FUTURE

Currently in the U.K., where the Company's operations are predominantly based, end user applications are typically supplied from a variety of sources and are operated through numerous technical platforms which are not always interlinked or compatible without additional hardware being installed. An application linking platform can accommodate and integrate with conventional wire, as well as fiber optic or microwave based infrastructures. The market for application linking includes the owners, developers and operators of large buildings, retail centers, sporting stadia, science and technology parks, local authority and government sites and residential developments.

An application linking platform comprises the fiber optic and/or wired and/or wireless technical infrastructure of a building or building complex to provide services such as lighting, heating, air conditioning, alarms and communications services. It uses components, developed and supplied by third parties, to provide a technical infrastructure and typically consists of a series of nodes that are linked by either fiber optic cable, microwave signals, or a combination of both. An application linking platform is also able to integrate with traditional wire based building infrastructures. Microwave radio nodes can also be installed within the application linking platform to complete a network ring where it is impractical or uneconomic to lay a fiber optic cable. An application linking platform can be installed throughout a building or building complex and is designed to be directly linked to end user applications. The Company considers that application linking has a number of features which distinguishes it from conventional fiber optic or wire based systems or networks for building complexes. These features include the following:

(a)      Single service contract

         Typically each end user application is provided by a different service provider, whether it is CCTV, air conditioning or fire alarms, often necessitating a series of individual service contracts between the end user and the provider. The application linking platform provided by the Company provides end user applications from an integrated infrastructure which enables services to be provided under a single service contract.

(b)      Integrity

         The application linking platform uses two independent rings or paths which enhance the integrity of the infrastructure, as one path operates as a fail safe should the other become damaged or cease to operate. The network incorporates specialist software which is activated in the event that both the operating and protective loops are broken, bypassing the breach and creating the necessary connection within the node itself.

(c)      Reliability

         By streamlining the infrastructure, the active components of the application linking platform are expected to have a typical mean time before failure of over 11 years based on estimates made in accordance with standards laid down by professional bodies such as the Institute of Electrical and Electronic Engineers in the U.K.

(d)      Flexibility

         End user applications can simply be added or removed from the application linking platform without the requirement for re-engineering, which differs from many traditional fiber optic or wire based communication infrastructure designs, where different end user applications require separate multiplexes and protocol converters for each particular end user application.

(e)      Management and hardware costs

         A typical conventional fiber optic or wire based network will usually employ at least two levels of multiplexes to extract the bandwidth required by the end user application to function. In addition, a typical conventional fiber optic or wire based network will also require protocol converters to transform this bandwidth into a digital signal that can then be used by the end user application. The application linking platform does not require this hardware since the technology within the node enables the digital signal to be extracted directly from the network ring to the end user application. The effect of simplifying the infrastructure can enhance not only the system's efficiency, but it can also reduce the cost of installing, operating and maintaining the platform.

THE POTENTIAL MARKET

Global deregulation of telecommunications, the resulting increased competition and the rapid development and application of new technologies have stimulated a growing demand for advanced telecommunications services. The Company believes that corporate customers in commerce and industry (financial services, entertainment and leisure industries, manufacturing, public utilities and other sectors) have become aware of the ability of advanced information and communications technology to bring competitive advantage by:

o        Extending their markets
o        Reducing costs
o        Speeding products to market
o        Improving standards of customer service
o        Developing new and innovative ways to approach the market

In particular, the Company believes that there will be a particular demand for application linking in the entertainment and leisure industries. The single, managed infrastructure provided by the Company offers additional sources of revenue to end users as well as substantial cost reductions due to the use of economic bandwidth management and the ability to avoid the costs of buying in auxiliary equipment to the site developer and to the businesses on a site. The Company has the ability to design and install networks that will handle multi-media screen displays, site administration, security and access controls, CCTV monitoring, fire and intruder alarms, advanced computer networking and Internet access.

In addition to the impact that high-speed integrated computer networks is having on private industry, governments are also seeing networked information systems as a way to help reduce costs, improve public service and devolve and decentralize the functions of government. The military is also continually expanding the use of advanced telecommunications in operational, command and control and administrative roles. The Company's application linking platforms are also able to support e-commerce, cash-point dispensers, retail card systems, "smart cards" for cashless transactions, information kiosks, video-walls and distance training.

CORPORATE HISTORY OF THE COMPANY

The Company was incorporated on June 1, 1987, in Delaware under the name American Telemedia Network, Inc. On June 25, 1987, American Telemedia Network, Inc. and ATN, Inc., a corporation incorporated in Utah, merged. The merged entity was called America Telemedia Network, Inc., a Delaware corporation. On December 21, 1989, the name of American Telemedia Network, Inc. was changed to ATNN, Inc. On August 1, 1997, ATNN, Inc. acquired by way of merger all of the outstanding shares of EuroTelecom, Inc. and on August 11, 1997, changed its name to EuroTelecom Communications, Inc.

EuroTelecom Corporation Limited ("ECL"), the U.K. holding company, was formed on April 12, 1996.

On September 16, 1997 a wholly owned subsidiary of the Company, EuroTelecom Secure Networks Limited ("Secure Networks"), was incorporated in the U.K. to provide certain Internet technology and communication products and services. This subsidiary was the only trading subsidiary until it was liquidated on February 19, 1999. The activities performed by Secure Networks were similar to the current activities of ECL and involved the design and installation of secure computer networks at the U.K. Ministry of Defense using hardware sourced by ECL.

In the year to June 30, 1998, revenues were generated only through Secure Networks. ECL was incurring costs in developing the business and was at an early stage in developing the application linking business. All such costs were being expensed in full.

In the year to June 30, 1999, a lower level of revenue was generated from Secure Networks and this company was placed into liquidation. Revenues were generated by ECL under a contract supplying consultants to design and install a secure computer network with the U.K. Ministry of Defense. In addition, revenues were generated by ECL from the supply of facsimile machines and laptop computers also to the U.K. Ministry of Defense and in the supply of CCTV and manned security to other customers.

On April 19, 1999, the Company acquired Easy IP Limited, ("Easy IP"), a software distribution company for $586,050. The consideration for this acquisition comprised $193,250 in cash, the issuance of 200,000 shares of the Company's Common Stock valued at $331,250 and acquisition costs of $61,550.

In the year to June 30, 2000, the Company developed its businesses of defense products, commercial security and software distribution, obtained its first two application linking projects and continued to sell and install air-conditioning units.

On April 5, 2000, the Company listed a new class of stock, called Class A Common Stock, on the Alternative Investment Market, a regulated investment exchange governed by The London Stock Exchange. The principal reason for such listing was to provide the option to the Company of offering additional shares of its capital stock in the U.K. to facilitate the raising of further capital or as consideration for acquisitions. The background to and the reasons for the Company's seeking this listing in London were set out in the Company's Definitive Information Statement (on Form 14C) filed with the Securities and Exchange Commission on February 7, 2000. As part of the listing, 11,220,118 shares of the Company's Class A Common Stock were sold in the U.K., raising $26,938,283, before costs. This offering of a new class of the Company's shares is described in more detail in Item 5. The proceeds of this offering are being used to fund strategic acquisitions, marketing activities and working capital requirements.

The Company has continued its programme of expansion through acquisition. On April 12, 2000, the Company acquired the commercial security business of Wardell Security Limited, a U.K. company based in the northwest of England, for $197,225.

On April 18, 2000, the Company purchased the assets of Timtec International Limited ("Timtec") for $1,041,000. Timtec undertakes fit outs for the retail, leisure and hotel sectors in the U.K. Projects to date have consisted of fit outs for shops and offices. On May 12, 2000, the Company concluded a joint venture agreement with Amanda Staveley to purchase in total 49 percent of the issued share capital of Q.ton Limited ("Q.ton"), an English company, specializing in the development and operation of conference center facilities. Under the terms of the transaction, the Company acquired 29 percent of Q.ton previously owned by Amanda Staveley, prior to these transactions its sole shareholder, in exchange for 794,000 shares of Class A Common Stock of the Company. The agreement setting out the terms of the acquisition in more detail is attached as Exhibit 10.14 and is incorporated by reference herein.

DESCRIPTION OF THE COMPANY'S ACTIVITIES

The operations of the Company are based primarily in the U.K. The Directors have developed the Group's activities through three segments described below. In the period ended June 30, 1999, the individual activities were not grouped by the Company into these main headings.

Projects - This segment comprises the following:

o        Applications linking
o        Defense services - sale of equipment

Services - This segment comprises the following:

o        Defense services - consultancy services
o        Commercial security
o        Sale and installation of air - conditioning units
o        Contracted fit outs

Communications - This segment comprises the following:

o        Distribution of software products
o        Sale of specialist communication products
o        On-line telephony services

PROJECTS

Application linking

In the period to June 30, 2000, this segment concluded negotiations for the design and supply of application linking platforms for the Q.ton Forum development on the Cambridge Science Park, and the "Printworks" development in Manchester, both in the U.K.

The Q.ton Forum is a video conferencing and leisure center. The total contract value for the application linking platform installation is expected to be $1,317,400. The installation and breakdown of revenue for the contract consists of the following main elements: communications FibreTrax backbone (see Intellectual property and proprietary rights later in this document) and cabling, video and audio conferencing and distribution, CCTV, intruder detection and building access control, telephone system and electronic point of sale equipment. The Q.ton Forum project was 75 percent complete at June 30, 2000. The project was completed on September 30, 2000. The Company has also signed a facilities management agreement for building control at the Q.ton Forum worth $75,700 per year.

The Printworks Development is a major urban entertainment center in Manchester in the U.K. and is, the Company believes, Europe's largest entertainment center, providing 350,000 square feet of retail and leisure facilities including a proposed 3D IMAX Cinema and 20 screen cinema complex. The total contract value for the application linking platform installation is expected to be $476,700. The installation and breakdown of revenue for the Printworks contract consists of network installation and backbone supply, together with fiber connections to each tenant, and FibreTrax nodes and accessories including power supplies and connections and design. The project was 25 percent complete on June 30, 2000. As well as providing the design and supply of the application linking platform, the Company is also to provide the ongoing facilities management to the tenants, as well as the operators, of the Printworks site. To June 30, 2000, nine tenants representing 50 percent of the available square footage have verbally indicated that they require the Company's facility management but binding contracts have not been entered into.

Defense equipment

Since February 1999, Projects has supplied and maintained the U.K. Ministry of Defense with a range of secure facsimiles and laptop computers, customized to operate in harsh field environments. The sale of equipment by the company is distinct from the provision of consultancy services noted below.

SERVICES

Defense Services

Defense services involves the provision of consultancy services by the Company in connection with the design and installation of secure computer networks, specifically for use in the U.K. defense industry. Defense services' main source of revenue to June 30, 1999 was as a supplier of contracted labor to a third party which was itself contracted by the U.K. Ministry of Defense. ECL supplied between five and ten consultants on a weekly basis, as and when required, whose main activity was the installation of secure computer networks at various Ministry of Defense sites throughout the U.K. The Company charged consultants' time on the number of hours worked in any one month, the average gross mark up being approximately 20 percent. The contract has now been completed and no further work in this area is anticipated for a number of months.

Commercial security

This aspect of the Company's business currently comprises CCTV systems, maintenance and manned security guard services. Since November 1998, these activities have operated from the Company's central monitoring CCTV station in South Yorkshire on which capital expenditure of approximately $30,000 was spent in the period to June 30, 1999 and $230,300 in the year ended June 30, 2000. The business concentrated on the South Yorkshire area of the U.K. to June 30, 1999 and expanded to the whole of the U.K. in the year ended June 30, 2000. Revenues were generated from CCTV sales provided to various different types of customer, for example, local government authorities, car dealerships, factories and car parks. The equipment supplied to these sites is purchased from a third party supplier. The Company installs the systems and provides a 24-hour monitoring service, if required by the client, from the Company's central monitoring station. Personnel are employed on a shift basis to monitor each individual site. Screens in the monitoring station are only activated if unauthorized access is gained to any site. This enables the central monitoring station to monitor at any one time up to 250 different locations. The monitoring station has at any one time a maximum of three people in the station. Individual installations on average create revenues of $30,000 with a gross margin of approximately 30 per cent. The installations are typically sold with one year's free maintenance and monitoring. Towards the end of the first year the Company then typically seeks to sell a further maintenance and monitoring contract for two years. The Company also provides security guards on sites where CCTV is not required by the customer or is impractical. There are approximately 140 guards at any one time employed by the Company protecting properties in the U.K.

Air-conditioning

Chunlan Limited ("Chunlan") was formed by the Company in February 1998 and began operations in August 1999. Chunlan imports, distributes and installs air conditioning units for industrial, commercial and domestic uses. The units are acquired from third party suppliers. Projects completed to that date were small fittings of air conditioning units in office space valued at approximately $3,000 per project. The market area is predominately in the north of England. Chunlan hopes to expand this market area to the whole of the U.K. Air conditioning is typical of the type of "end user applications" which can be connected within an application linking platform. The intention is to develop Chunlan to source and manage the installation of building control products and systems such as air conditioning and lighting.

Timtec

Timtec undertakes retail, leisure, and office fit outs within the U.K. with materials purchased from third party suppliers. Since acquisition and to June 30, 2000, Timtec has been contracted to work on three projects.

COMMUNICATIONS

Software distribution

Easy IP is a distributor of third party developed software. With a base of over 300 ultimate customers (such as retailers, local municipalities and universities) in the U.K., Easy IP holds the sole rights in the U.K. to distribute to such customers Microplex software and is one of a select number of U.K. software distributors of Attachmate, Netmanage and Netopia. These software products specialize in providing connectivity solutions such as terminal emulation or network file systems between personal computers and mainframes. Easy IP is not involved in software design. The distribution function of Easy IP comprises a sale of appropriate software to meet specific customer requirements following consultation with the customer. Other than in relation to the sole rights in the U.K. to Microplex, Easy IP does not have exclusive software distribution rights. In respect of the Company's future business strategy, it is planned that Easy IP distributed software will allow customers to use computer systems which could be installed within an application linking platform provided by the Company. The Company is targeting Easy IP customers who have a potential intelligent building development requirement, e.g., retailers, local authorities and universities.

Sale of specialist communication products

One of the Company's subsidiaries, RTC, Inc. ("RTC"), based in Maryland, finds and sources specialist communication products on behalf of U.S. government departments who engage the Company. Revenues are generated based on a commission of the contract value of the products supplied. The intention of management is to develop RTC as the U.S. supplier of the Company's application linking platform. RTC entered into an agreement on November 1, 1999 with Intelect Network Technologies Company ("Intelect") under which the Company has been granted the non-exclusive rights to market and promote the sales of certain Intelect software products including FibreTrax, a major component of the application linking platform, in the states of Virginia, West Virginia, Maryland, Georgia and the district of Washington, DC.

On-line telephony services

 One of the Company's subsidiaries, EuroTelecom Connect Limited, an English limited company which was incorporated on September 16, 1999, was established as an ASP in September, 1999 in order to deliver the following customer applications:

o teleconference center - the ability to establish and manage teleconferences over a public telephone network

o     presentation center - the ability to provide Internet-based presentations

o message center - a unified messaging service that will enable subscribers to retrieve, manage and send voice mail, e-mail and fax messages that can be accessed from any Internet enabled PC or any standard touch tone telephone

On September 22, 1999, the Company was appointed as a sales agent in the U.K. for products of TelePost Limited ("Telepost"), a U.S. based supplier of connectivity software to be used in telephony applications. The agreement is for an initial period of three years and may be renewed for a further three years. To June 30, 2000 this aspect of the Company's business has not generated any revenues. It is anticipated that revenues will be generated from the installation of telephony applications.

SOURCE AND AVAILABILITY OF MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

The Company sources its fax machines from Cryptek Communications Inc. in the U.S. There is generally a lead time of two to three months for the delivery of such items. The CCTV equipment used in Commercial security is typically available within seven days of placing the order. The principal supplier is Norbain Ltd. in the U.K. The FibreTrax product is sourced from Intelect Network Technologies, Inc., in the U.S., with a lead time before supply of three to four weeks.

GOVERNMENTAL APPROVAL/RESEARCH AND DEVELOPMENT

The Company does not require government approval for any of its principal products and services. The Company has not incurred research and development costs in the year ended December 31, 1998 or in the period to June 30, 1999. In the year ended June 30, 2000, the Company incurred research and development costs of $717,000 relating principally to the development of EuroTelecom Connect Limited, the Company's ASP telephony services provider. None of the costs were born by the Company's customers.

SIGNIFICANT CUSTOMERS

In the year to June 30, 2000, the Company had one customer which accounted for 14 percent of total consolidated revenues. In the period to June 30, 1999, the Company had two customers which accounted for 20 percent and 13 percent, respectively, of total consolidated revenues.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

Continuing deregulation of the European telecommunications industry is creating new opportunities for the Company. The effect of deregulation will be to open up the broadband e-commerce networks in the U.K. and the rest of Europe. EuroTelecom expects to be able to take advantage of these developments.

In addition, in the public sector, the U.K. government has continued the policy of "Public Private Partnerships" initiated by the previous Conservative government. This enables EuroTelecom to enter into such partnerships with defense and local government agencies for the provision of integrated network services. The successful bid by the Company for a contract to provide facilities management at the Army Foundation College in the U.K. is an example of this type of partnership the first of what are believed to be many such opportunities.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company is not a primary technology developer and manufacturer. The Company is not dependent on any patents and/or other proprietary intellectual property rights which the Company considers are of fundamental importance to the Company's business.

The technology which is used for the application linking platform has been provided under two main agreements. One is an exclusive U.K. supply agreement with a US based supplier of fiber optic tracking (the "FibreTrax Agreement"- see below) which is used as the backbone in the application linking platform for the Company's intended core business. The agreement is exclusive in the U.K. and non-exclusive in the rest of Europe. In addition, the Company has entered into a non-exclusive supply agreement with the same U.S. based supplier for the non-exclusive rights in certain U.S. states for the supply to the Company of the same technology platform (the "SonetLYNX Agreement"- see below).

Under the FibreTrax agreement dated December 1, 1999, the Company acquired the sole distribution rights to the fiber optic access product (known as FibreTrax) in the U.K. The agreement is for an initial term of one year to November 30, 2000, and may be renewed for a further five years unless notice is given by either party at least 30 days prior to the termination of the agreement. The supplier is permitted to terminate the agreement for breach if the forecast annual sales by the Company of FibreTrax software (currently $2 million) are not reached. The Company expects this target will be met although there can be no assurance in this regard. If the supply agreement is terminated then the Company believes an appropriate alternative manufacturer and supplier for such product could be found without a significant effect on the business or financial position of the Company.

Under the SonetLYNX agreement, dated November 1, 1999, the Company acquired the non-exclusive distribution rights to the products SonetLYNX, LANscape Video Conferencing, FibreTrax and OmmLYNX for Virginia, West Virginia, Maryland, Georgia and Washington D.C. The agreement is terminable on 90 days' notice at any time. As of September 30, 2000, no written notice of termination had been given or received and the agreement has therefore automatically been renewed for one year to September 30, 2001. The Commpany is entitled to a commission on a negotiated percentage of sales.

COMPETITION

In each of the sectors in which the Company operates it encounters varying degrees of competitiveness. In the application linking business, the Company believes that the barriers are sufficient to discourage competitors in the short term. The technology used is not widely available although it is available to some large U.K. companies such as British Telecommunications plc, Marconi, Energis plc and Cable and Wireless plc. The Company is not aware of any companies in the U.K. currently adopting the same approach as the Company to applications linking. The Company believes with the first application linking platform having been installed at "Printworks", it is establishing itself in a leading position in the market place with few competitors having similar skills and knowledge. In the defense computer consultancy business, the Company is currently not providing services for the installation of secure computer networks. This is a market dictated by the needs of very few customers, and the workflow is dependent on their overall requirements. The commercial security business is competitive with numerous competitors actively pursuing new customers. The Company competes directly or indirectly for customers with the following U.K. companies: The Shorock Group Ltd., Chubb Security Ltd., Group 4 Security Services Ltd., and Modern Alarms Limited. The Company believes that there are very few companies offering one particular aspect of its own security service as part of a security package and this is the Company's central monitoring station. The air conditioning sector is highly competitive with numerous companies specializing in this market. The Company provides an overall service with commercial security and potential monitoring of the building from an external location that, the Company believes, gives it a competitive advantage. The Company couples this with a competitive pricing structure. The on-line telephony business operates in a highly competitive sector. However, with the Telepost agreement now signed, the Company considers that it has a product to rival the conferencing facilities provided by British Telecommunications plc, the Company's principal competitor in this area. In the software distribution business, Easy IP operates in a very competitive market with competitors like Unipalm Ltd., Open Computing Ltd., Unidirect Ltd. and Computer 2000 Ltd. Computer 2000 Ltd. is a co-distributor of Attachmate products. RTC operates in a highly competitive environment, with numerous companies specializing in this market. RTC relies on providing a first class response to clients' needs at a competitive price.

EMPLOYEES

At June 30, 2000, the Company had 319 full-time employees and 3 part-time employees making a total of 322 employees. The Company also employs a number of independent contractors and consultants as required from time to time. None of the Company's employees, or its temporary workers, is represented by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal place of business is Farfield Park, Wath Upon Dearne, South Yorkshire, United Kingdom, S63 5BD.

The Company leases the following premises all of which are in good repair:

                  PROPERTY                           TERM                       ANNUAL RENT
Mexborough Business Center           1 year from March 9, 1999, thereafter        $40,000
College Road                                     monthly lease
Mexborough
England

53 South Denes Road                         1 year from May 31,1999                $9,120
Great Yarmouth
Norfolk
England

Units 3 and 4                            6 years from October 5, 1999             $28,000
Uplands Industrial Park
Blanford House
Blanford
Dorset
England

9086 Junction Drive                       1 year from October 1, 1999              $9,811
Suite 1, Annapolis Junction
Maryland 20701

Farfield Park                             7 years from April 27, 2000             $54,400
Wath upon Dearne
South Yorkshire
England

King Lear House                           15 years from July 1, 2000             $142,000
Stratford Business & Technology Park
Stratford
England
                                         10 years from June 23, 2000             $157,780
Atlantic House
Lye
Stourbridge
England
                                         15 years from April 28, 2000             $48,000
North Wing, 1st Floor
The Kiln
Waterside
Newark on Trent
Nottinghamshire
England

ITEM 3. LEGAL PROCEEDINGS

There are no legal actions pending against the Company nor is the Company aware of the threat of any such legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were none during the last quarter of the fiscal period ended June 30, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has outstanding two classes of common equity: Common Stock and Class A Common Stock. The Company's Common Stock was removed from the OTC Bulletin Board on November 18, 1999 and is now quoted in the "Pink Sheets", the paper quotation system of the National Quotation Bureau, LLC, which reports trades in the "over-the counter" securities market.

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company for the last two fiscal years as reported by The OTC Bulletin Board or by the National Quotation Bureau, LLC, for the relevant periods indicated. (These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.)

YEAR ENDED                          HIGH BID             LOW BID
DECEMBER 31, 1998
1st Quarter                         $0.50                $0.37
2nd Quarter                         $2.50                $2.25
3rd Quarter                         $0.94                $0.75
4th Quarter                         $0.28                $0.28

SIX MONTHS ENDED                    HIGH BID             LOW BID
JUNE 30, 1999
1st Quarter                         $1.72                $1.50
2nd Quarter                         $2.06                $1.75

YEAR ENDED
JUNE 30, 2000
1st Quarter                         $2.56                $2.28
2nd Quarter                         $2.00                $2.00
3rd Quarter                         $3.25                $3.10
4th Quarter                         $1.95                $1.95

The approximate number of holders of the Company's Common Stock is 2,018.

Since April 5, 2000, the Company's Common Stock and Class A Common Stock have both been listed and traded on The Alternative Investment Market, a regulated investment exchange governed by The London Stock Exchange. The following two tables set forth the range of high and low closing bid prices per share converted from British Sterling of the Common Stock and the Class A Common Stock of the Company since such stock started trading, as reported by The Alternative Investment Market.

Common Stock

YEAR ENDED                       HIGH BID             LOW BID
JUNE 30, 2000
4th Quarter                      $ 5.92               $ 2.76

Class A Common Stock

YEAR ENDED                       HIGH BID             LOW BID
JUNE 30, 2000
4th Quarter                      $ 2.11               $ 1.80

The approximate number of holders of the Company's Class A Common Stock in the U.K. is 415.

The Company has not paid any dividends on its Common Stock or on its Class A Common Stock and does not expect to do so in the foreseeable future. The Directors anticipate that earnings, if any, will be retained for development of the Company's business and will not be distributed for the foreseeable future. The declaration and payment by the Company of any future dividends and the amount will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, profits available for distribution and other factors deemed by the Directors to be relevant at the time.

RECENT SALES OF UNREGISTERED SECURITIES

On April 5, 2000, the Company issued 11,220,118 of its Class A Common Stock to numerous parties in the U.K. at a price of $2.40 per share, raising gross proceeds of $ 26,938,283 of which $23,398,000 net proceeds were received by the Company. The underwriters were Beeson Gregory. The total underwriting commission paid to Beeson Gregory by the Company was $569,600 comprised of (i) a corporate finance fee of $400,000 (of which $120,000 was satisfied by the issue of 50,000 Class A Common Stock to Beeson Gregory at $2.40 per share of Class A Common Stock), (ii) a placing commission of $169,600, which was two percent on the aggregate value of 3,533,333 of the shares of Class A Common Stock at $ 2.40 per share of Class A Common Stock. The Company placed its securities of Class A Common Stock with U.K. institutions in reliance on Regulation S under the Securities Act of 1934 ("Securities Act") in an off-shore transaction made to non-U.S. persons. The following matters, among others, were brought to the attention of investors applying for the Company's Class A Common Stock who were required to represent the same in applying for such securities: that the securities offered were "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933 and as such were offered on the basis that they must not be offered, sold or delivered in the U.S. or to, or for the account or benefit of, any U.S. person, that certificates relating to the sold securities bear a legend to the effect that they may not be offered, sold, pledged or otherwise transferred except (i) in an offshore transaction meeting the requirements of Rule 903 or Rule 904 of Regulation S, (ii) pursuant to an effective registration statement, or (iii) pursuant to an available exemption from the registration requirements of the Securities Act, and that, in addition to the restrictions applicable to such securities under the Securities Act, the Company's Certificate of Designations, Powers, Preferences and Rights designating the Company's Class A Common Stock prohibits the transfer of such shares (i) to any U.S. Person and (ii) in any transaction other than an Offshore Transaction (as such terms are defined under Regulation S).

The Company intended to use the proceeds to fund the following:

o    Strategic acquisitions

o Marketing activities and brand development of the Group's products and services

o    The development of new business opportunities and joint ventures

o The Company's working capital requirements, particularly with respect to major products.

To date the Company has used the proceeds to acquire the trade and assets of Timtec and invest in Q.Ton Limited.

On May 12, 2000, the Company sold 794,000 shares of Class A Common Stock to Amanda Staveley in exchange for 20 percent of the outstanding share capital of Q.ton Limited, an English company. The Company's shares of Class A Common Stock were sold in reliance on Regulation S under the Securities Act of 1934.

On March 28, 2000, the Company entered into a lease agreement in the U.K. with the Farfield Syndicate for a lease of premises at Farfield Park, Manvers, South Yorkshire in England, in exchange for an agreement to issue at a future date to Farfield Syndicate 41,000 shares of the Company's Class A Common Stock at a price of $2.51 per share, to be sold in reliance on Regulation S under the Securities Act of 1934.

On April 19, 1999, the Company purchased the share capital of Easy IP from Ian Reay and Jayne Holmes for $189,336, and the issue on April 19, 2000 of 200,000 shares of Common Stock in the Company and the issue of 20,000 shares of Class A Common Stock on July 6, 2000 for $2.51 a share. The shares of Class A Common Stock were sold in reliance on Regulation S under the Securities Act of 1934.

USE OF PROCEEDS FROM REGISTERED SECURITIES

The Company has not sold any registered securities which have not been previously reported.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The table below sets forth the results of operations for the two years ended June 30, 2000. The Company changed its year end to June 30 from December 31. As a result the previous audited periods were the six months June 30, 1999 and the year ended December 31, 1998. To assist with a meaningful comparison the Company has prepared an unaudited statement of operations for the year ended June 30, 1999.


                                             YEAR ENDED JUNE 30, 2000            YEAR ENDED JUNE 30, 1999
         Revenues                              $     9,737,850                    $      1,354,971
         Cost of revenues                            7,558,000                             803,178
         Net loss                                   (7,069,000)                         (3,059,670)
         Net loss per share                              (0.37)                              (0.44)

During the fiscal year ended June 30, 2000 ("Fiscal 2000"), the Company operated three segments: Projects, Services and Communications.

Accordingly, the Company's results of operations are discussed on the basis of these three segments.

Revenues

In Fiscal 2000, the Company's gross revenues from operations were $9,737,850, as compared to $1,354,971 from operations for the fiscal year ended June 30, 1999 ("Fiscal 1999"), an increase of $8,383,879 (618 percent).

Revenues for each segment were as follows:

                            Fiscal 2000 ($)   %        Fiscal 1999 ($)    %
                           ---------------    -        ---------------    -
Projects                     2,870,682        29         443,042          33
Services                     3,914,312        40         380,004          28
Communications               2,952,856        31         531,925          39
                           ------------      ---     -----------         ---
                             9,737,850       100       1,354,971         100

Of the increase in revenues from Projects $804,878 was generated from the design and installation of application linking at Q.ton and Printworks, both of which are new sources of revenue this year. $1,260,741 of the Projects increase was a result of the profit from the sale of ninety-four facsimile machines against no revenues from this source in Fiscal 1999. The remainder of the increase in revenue in Fiscal 2000 of $362,021 was generated from the same source as in Fiscal 1999.

Of the increase in Services revenues, $2,044,321, is attributable to the sale and installation of air conditioning units, being a new business segment in Fiscal 2000 compared to Fiscal 1999. The remainder of the increase of $1,489,987 arose from an increase in consultancy work undertaken in ECL.

Of revenues from Communications for Fiscal 2000, $353,443 was derived from the RTC subsidiary and $2,599,413 was derived from the Easy IP subsidiary. No revenues, as yet, have been derived from EuroTelecom Connect. All revenues from Communications for Fiscal 1999 were derived from Easy IP, which in turn only included three months of activity compared to a full year's activity.
Cost of Revenues

Costs incurred by the Company in producing revenues in Fiscal 2000 were $8,047,459, compared with $803,178 in Fiscal 1999, an increase of 901 percent.

Costs of revenues for each segment were as follows:

                      Fiscal 2000 ($)         Fiscal 1999 ($)
                      ----------------        ---------------

Projects                     2,081,755                209,673
Services                     3,316,299                145,468
Communications               2,160,405                448,037
                        --------------            -----------
                             7,558,459                803,178

Gross Profit

For Fiscal 2000, the Company returned a gross profit of $2,180,391, compared with a gross profit of $551,793 for Fiscal 1999, an increase of 295 percent. The gross profit for each segment is as follows:

                      Fiscal 2000 ($)             %      Fiscal 1999 ($)           %
                      ---------------             -      ---------------           -

Projects                      789,927            36              233,369          42
Services                      598,013            27              234,536          43
Communications                792,451            37               83,888          15
                       --------------      --------          -----------     -------
                            2,180,391          100%              551,793        100%
                       --------------      --------          -----------     -------

Selling, General and Administrative Expenses
The Company's selling, general and administrative expenses increased $6,866,427, from $2,148,395 in Fiscal 1999, to $9,014,822 in Fiscal 2000, an increase of 320 percent. Director's compensation increased in Fiscal 2000 to $984,140, compared with $180,838 in Fiscal 1999, an increase of $803,302, or 444%. The increase is due to additional directors being appointed in the period. Wages and salaries increased in Fiscal 2000 to $3,948,341, compared with $396,951 in Fiscal 1999, an increase of $3,551,390 or 895%. The increase is due to the hiring of additional personnel to take account of the increased revenues and the potential revenues in the future. No general increase in salary levels for existing employees was made. Rent and rates increased in Fiscal 2000 to $260,917, compared with $42,805 in Fiscal 1999, an increase of $218,112 or 509%. The increase is due to the opening of additional offices in the period. Consultancy charges decreased in Fiscal 2000 to $608,242, compared with $824,204 in Fiscal 1999, a decrease of $215,962 or 26%. The Company hired more personnel in the period who had the relevant expertise required, thus negating the need to hire consultants. The sales and marketing expense increased in Fiscal 2000 to $512,513, compared with $47,889 for Fiscal 1999, an increase of $464,624, or 970%. The increase is due to the Company's decision to have a high profile in the sales of its products and services. Telephone and office expenses increased to $169,661 in Fiscal 2000, compared with $74,175 in Fiscal 1999, an increase of $95,486 or 129%. The increase is due to the increased hiring of personnel in the period. Selling, general and administrative expenses for the segments were as follows:

                        Fiscal 2000 ($)           %       Fiscal 1999 ($)          %
                        ---------------           -       ---------------          -

Projects                      6,593,058          73             1,742,138         81
Services                      1,179,830          13               321,763         15
Communications                1,241,934          14                84,494          4
                         --------------    --------           -----------    -------
                              9,014,822        100%             2,148,395       100%
                         --------------    --------           -----------    -------

The increases in each segment were substantial as the Company continued to build its technology infrastructure, hire more personnel, operate new companies and acquire new distribution rights to the fiber optic access product (known as FibreTrax) in the U.K. from Intelect Network Technologies Company (INT), acquired through RTC the non-exclusive distribution rights to the products, SonetLYNX, LANscape Video Conferencing, FibreTrax and Omnilynx.

Depreciation and Amortization Expense

Depreciation and amortization expense increased from $51,440 in Fiscal 1999 to $318,516 in Fiscal 2000, which represents an increase of 519 percent. The Company spent significant additional sums on capital expenditures together with a full year's amortization of goodwill recorded on Easy IP compared to three months in Fiscal 1999.

The depreciation and amortization expense for the segments were as follows:

                         Fiscal 2000 ($)             %      Fiscal 1999 ($)          %
                         ---------------             -      ---------------          -
Projects                         213,933            67               26,398         51
Services                          93,248            29               24,000         47
Communications                    11,335             4                1,042          2
                          --------------      --------          -----------    -------
                                $318,516          100%               51,440       100%
                          --------------      --------          -----------    -------

Financial Items

Financial items resulted in an interest expense of $57,132 in Fiscal 2000, compared to an interest expense of $34,970 in Fiscal 1999. Interest income was $218,676 in Fiscal 2000, compared to $121 in Fiscal 1999. The increase in interest income was attributable to the investment of net proceeds of $23 millon from a private placement on the AIM Market in London in the fourth quarter of Fiscal 2000.

A Loan Agreement dated February 11, 1999 was executed between the New Lenders, the Company, ECL, Secure Networks, and Philip Derry and Jacqueline Derry. Each of the New Lenders were entitled to convert any part of their loans made under this Agreement into shares of Common Stock. The New Lenders exercised this right and were issued 5,500,000 shares on July 1, 1999. The Company recorded a beneficial conversion expense of $919,000 in Fiscal 1999 arising from the terms of the loan.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

At June 30, 2000, the Company had $20,165,938 in current assets of which cash and cash equivalents amounted to $12,114,225. Current liabilities were $4,979,546 at June 30, 2000. At June 30, 1999, the Company had $1,512,407 in
current assets, of which $Nil consisted of cash and cash equivalents. Working Capital at the end of Fiscal 2000 was $15,186,391 as compared to ($245,369) at the end of Fiscal 1999. The increase in working capital is attributable to the Company's completion of a private placement of equity in the fourth quarter of Fiscal 2000 resulting in net proceeds to the Company of $23 millon. The ratio of current assets to current liabilities was 4.0 to 1.0 at the end of Fiscal 2000 as compared to 0.9 to 1.0 at the end of Fiscal 1999.

After the admission of the Company's Class A Common Stock and Common Stock to the Alternative Investment Market of the London Stock Exchange, which raised gross proceeds of $26,938,283,has no current requirements for any bank overdraft or loans facilities.

Cashflow from Operations

For Fiscal 2000, the Company used net cash in operating activities of $8,630,000. The main components were the net loss of $7,069,000 and adverse movements in working capital balances of $2,949,000. Of this amount $2,323,000 related to unbilled amounts or uncompleted contracts.

Cashflow from Investing Activities

For Fiscal 2000, the Company had a net cash outflow from investing activities of $4,417,000. The Company purchased fixed assets of $1,773,000, and also acquired the trade and assets of Timtec for $1,041,000 together with its investment in Q.Ton of $1,177,000 and the balance of the consideration of Easy IP. The Company does not currently have any commitments for capital expenses during the next fiscal year, but the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.


Cashflow from Financing Activities

For Fiscal 2000, the Company had a net cash inflow from financing activities of $25,042,000. The Company received total net proceeds of $25,304,000 from private placement of shares including net proceeds of $23,398,000 arising from the Company's listing on The Alternative Investment Market.

Recent Developments

The Company has recently been awarded a seven-year facilities management contract by Jarvis Facilities Limited, part of Jarvis plc. The initial contact is for approximately $395,000 per year for seven years, and may be extended up to a total of 30 years. The Company is to provide facilities management services together with IT and telecommunications services at the U.K. Army Foundation College at Harrogate, North Yorkshire. The site is a new training campus to accommodate 1,400 students for IT based academic courses. The Company will provide an on site service team and will procure telephony and IT hardware.

Effects of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for and adopted by the Company in the first quarter of the fiscal year ended June 30, 2001. The Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore does not expect this pronouncement to have any effect on the financial statements.

In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This bulletin summarizes views of the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt SAB No. 101, as amended by SAB 101B, in the fourth quarter of fiscal 2001. Management believes that the current revenue recognition policy complies with the guidelines in SAB No. 101B, and, therefore, does not believe the adoption of SAB No. 101B will have a material impact on the financial position or results of operations.

In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25." Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications of the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. Management believes that the adoption of Interpretation No. 44 will not have a material impact on the Company's financial position or results of operations.

In March 2000, the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the first quarter of Fiscal 2001. Management believes that the adoption of EITF 00-2 will not have a material impact on the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements for the Company's fiscal year ended June 30, 2000 are incorporated herein by reference to Exhibit 99.7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 30, 2000, the Company dismissed its independent public accountants, Crouch, Bierwolf & Chisholm. Crouch, Bierwolf & Chisholm's report on the Company's financial statements for the past two fiscal years of the Company did not contain an adverse opinion or a disclaimer of opinion and did not make any qualifications or modification as to uncertainty, audit scope or accounting principles. During such period and any subsequent interim period preceding such dismissal the Company had no disagreement with its former independent public accountants on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure, nor did there occur any other matter that was an accounting, auditing or financial reporting issue required to be disclosed under this Item 8. The decision to dismiss the Company's independent public accountants was approved by the Board of the Company on August 28, 2000. Pursuant to the recommendation of management and the approval of the Board of Directors, the Company appointed BDO Stoy Hayward, effective August 30, 2000, as the Company's independent accountants for the fiscal year ended June 30, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Details of directors and executive officers as of June 30, 2000 are set out below:

NAME                        AGE      POSITION                                 DATE APPOINTED

Christopher Akers            35      Non Executive Chairman                   April 2000
Philip Derry                 53      President and Chief Executive Officer    August 1997
Dr John Spackman             68      Non Executive Deputy Chairman            October 1998
Andrew Krawchuk              54      Vice President, Marketing                October 1998
Graham Ford                  48      Chief Operating Officer                  September 1999
David Linell                 42      Chief Financial Officer                  April 2000
Amanda Staveley              27      Non Executive Director                   May 2000
Ray May                      67      Vice President, US Operations            August 1999
David Walton                 48      Director                                 September 1999

There is no family relationship between or among the above directors and officers. The Company's success will depend largely on the efforts and abilities of the Company's senior management as listed above. In particular, the Company is dependent upon Philip Derry, President and Chief Executive Officer. The loss of services of senior management could have a substantial adverse effect on the Company. The Company does not consider that any of its other employees qualify as "significant employees" in the context of this Item 9.

The business experience of the above directors and executive officers over the past five years and details of significant employees is set out below.

Philip Derry, age 53, President and Chief Executive Officer, has over 32 years experience in the telecommunications industry. Mr. Derry joined the Company in August 1997. He has set up and developed two private telecommunication companies, Marlborough Communications Limited ("MCL") and Electronic Marketing Solutions Limited ("EMSL"). MCL was set up in 1980 and became a leading Ministry of Defense contractor in the early 1980's. He sold his interest in MCL in 1986 and in 1992 he established EMSL. This was acquired by Intelect Communications, Inc. ("Intelect"), a NASDAQ quoted public company in 1995. From 1991 to 1996, Mr. Derry was managing director of Intelect Europe Limited (formerly EMSL). Between 1996 and 1997, Mr. Derry was involved in the process of establishing the Company.

Christopher Akers, age 35, Non Executive Chairman. Mr. Akers is the founder and executive director of Sports Internet Group plc, an AIM listed sports website and bookmaking company, an executive director of In Technology plc the AIM quoted business Internet company and managing director of Chris Akers Associates Limited, a media and sports consultancy business. He is also non-executive director of Sportsworld Media Group plc, a U.K. company. In August 1996 he was instrumental in the acquisition of Leeds United Holdings plc (renamed Leeds Sporting plc) of which he was Chairman and Chief Executive. Prior to this, he was a founder investor in Freepages Group plc (renamed Scoot.com plc) and orchestrated its admission to AIM in February 1996. Between July 1991 and May 1995 he was an executive director in the corporate finance department of Swiss Bank Corporation specializing in media, entertainment and information technology related mergers and acquisitions on a worldwide basis.

Dr. John Spackman, age 68, Non Executive Deputy Chairman, served for 32 years in the British Army during which time he held many technical and computing appointments including branch chief in the information systems division of Supreme Headquarters Allied Powers Europe. He retired as a Brigadier, Director of Supply Computer Services in 1983. As an under-secretary in the Department of Health and Social Security, from 1983 to 1986, he was responsible for the modernization and integration of the U.K.'s social security, unemployment, National Insurance and pensions systems. He was Director of Information Systems for BT plc from 1986 to 1990, and director of European Telecommunications Informatics Services from 1990 to 1993. From 1993 to 1997 he was the senior consultant in Informative Systems in the office of the Chairman of the Management Systems Unit of the Government of Malta. Dr. Spackman joined the Company in 1997.

Graham Ford, age 48, Chief Operating Officer, was a director of Hallam Corporate Services Ltd. from 1991 to 1995. He also represented the South Yorkshire Pensions Authority as a non-executive director of Doncaster Minerals Ltd from 1993 to 1995. He has held senior management positions at Amco Corporation plc (1977 to 1984) including six years as Group Company Secretary. From 1993 to 1997 he held the post of Deputy Secretary and, from 1997 to 1999, the position of Company Secretary at Marston, Thompson & Evershed plc. He is a Fellow of the Institute of Chartered Secretaries and Administrators in the U.K.. Mr. Ford joined the Company in late 1999.

Andrew Krawchuk, age 54, Vice President, Marketing, joined the Company in October 1998. Mr. Krawchuk has extensive experience in the leisure industry and in 1985 acted as a consultant in the marketing and sponsorship of the then world's largest shopping center, in West Edmonton, Alberta, Canada. He moved to the U.K. in 1988 to continue his consultancy work until 1992 and worked on the Meadowhall Center in Sheffield, England, and Centro, Oberhausen in Germany. Since 1992, prior to joining the Company, Mr. Krawchuk was chairman of Atlantic Partnerships International Ltd., a U.K. Company.

Ray May, age 67, Vice President of US operations, is chief executive officer of the Company's subsidiary, RTC, and has been President of RTC Inc. since 1992. Mr. May has over 30 years of practical and sales engineering experience with government agencies and the telecommunications community.

David Linell, age 42, Chief Financial Officer. In 1986 he set up his own practice, DM Linell & Co. After three years, he moved into industry and then in 1991 moved back into private accountancy practice as a sole practitioner. In 1994 his practice merged with another to become Robinson Linell which has since incorporated its business to become R. L. & Associates Limited, of what he is a shareholder and non-executive director. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

Amanda Staveley, age 27, Non Executive Director of the Company, is Chief Executive Officer of the Amanda Staveley group of companies. She is a director of Lightwater Holdings Limited, R.K. Raper Limited and North Stainley Farms Limited, all U.K. companies. In 1995, she became self-employed and formed Amanda Staveley Limited, also a U.K. company. She formed Q.ton Limited, a conference facility, in 1998 in a joint venture with Trinity College, Cambridge in England. She sold 49 percent of her investment in Q.ton Limited to the Company in May 2000. She was voted U.K. Business Woman of the Year for 1996.

David Walton, age 48, Director, has experience within the telecommunications industry. He was employed by British Telecom plc from 1991 until 1999 where he was most recently in the management team responsible for the corporate clients. Immediately prior to joining The Company in September 1999, he was business development director of BT Corporate Business Solutions.

Except as set out in paragraphs (a) to (e) below, no director, executive officer or significant employee of the Company has been a general partner or executive officer of any business when a bankruptcy petition was filed against such business or within two years of such filing:

(a) Mr. Derry was a principal shareholder and director of Wherry Quay Marine Limited, a private company incorporated on October 14, 1986. The company became insolvent and was wound up by the Official Receiver by order of the court dated April 29, 1991.

(b) Mr. Derry and Mr. Linell were formerly directors of EMSL. EMSL was acquired by Intelect Communications, Inc. in August 1995 from Mr. Derry, as a majority shareholder, and others. EMSL subsequently changed its name to Intellect Europe Limited (IEL). Mr. Derry was a director of IEL at the time of its acquisition and he remained on the Board. Mr. Linell joined the Board of IEL on March 28, 1996 and resigned from the board on May 8, 1996. Mr. Derry resigned from the Board of IEL on July 17, 1996. IEL appointed a liquidator on January 30, 1997, under a creditors' voluntary winding-up. IEL has ceased operations and has now been liquidated.

(c) Mr. Derry, Dr. Spackman and Mr. Krawchuck were on the Board of the Company, when EuroTelecom Secure Networks Limited, a subsidiary, went into creditors voluntary liquidation in March 1999. The company has ceased operations and has been liquidated.

(d) Mr. Linell joined the Board of Alpha Estates plc on March 31, 1989. The company went into liquidation on October 1, 1991 and was dissolved on June 23, 1994. On July 20, 1994 the dissolution was declared void by order of the court.

(e) Mr. Linell was a director of Tobytop Limited when it went into liquidation on February 17, 1998. A creditors voluntary arrangement was approved on November 11, 1998 to repay all creditors liabilities in full. Payment has been made in full to all creditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of any class of the Company's equity securities to report beneficial ownership and reports of changes in beneficial ownership of such securities. None of such directors, executive officers or other persons own in excess of ten percent of the Company's equity securities.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the year ended December 31, 1998, six months ended June 30, 1999 and year ended June 30, 2000 with respect to the compensation of the Company's Chief Executive Officer and any of its other executive offices whose total salary exceeded $100,000 for the above periods.



                           SUMMARY COMPENSATION TABLE
                           --------------------------


NAME AND PRINCIPAL POSITION                             COMPENSATION

                                 YEAR          SALARY($)(2)         OTHER ANNUAL
                                                                    COMPENSATION

Philip Derry
Chief Executive Officer          2000            195,935               149,348

                                 1999  (1)        56,800
                                 1998             51,334

Graham Ford                      2000             72,768               102,812
Chief Operating Officer

David Walton                     2000            125,150               208,882
Director


(1)    Six months ended June 30, 1999.
(2)    Based upon an exchange rate of 1 pound sterling = $1.578

The aggregate remuneration paid to directors during the year ended June 30, 2000 was $984,140 and to June 30, 1999 was $116,713.


                      OPTION GRANTS IN LAST FISCAL YEAR (1)
                      -------------------------------------


Name              No. of Securities        Percent of Total       Exercise of     Expiration
                 Underlying Options/        Options/SARs           Base Price        Date
                   SARs Granted (#)      Granted to Employees
                                            in Fiscal Year

Philip Derry          50,000                    5.18%                 2.40       March 28, 2010

David Walton          20,000                    2.07%                 2.40       March 28, 2010

Graham Ford           50,000                    5.18%                 2.40       March 28, 2010

David Linell          50,000                    5.18%                 2.40       March 28, 2010

Andrew Krawchuk      150,000                   15.53%                 2.40       March 28, 2010

(1)The Company approved on March 28, 2000, the EuroTelecom Communications, Inc. Employee Stock Option Scheme ("Option Scheme") under which, at the discretion of the Directors or the remuneration committee of the Board of Directors, options may be granted to U.K. employees (including full-time directors) of the Company or any subsidiary to acquire (by subscription or purchase) shares of the Company's Class A Common Stock. On March 28, 2000, the Company granted options to employees (excluding executive Directors) over 645,762 shares of the Company's Class A Common. The option exercise price of each option share is the fair market value of the Company's shares of Class A Common Stock at the date of grant of the option as determined by the Directors of the Company. Options lapse after ten years from date of grant or on the option holder ceasing to be either an employee or director of the Company. Options are exercisable after three years from the date of grant and subject to certain other specified conditions which are set out in the Option Scheme, incorporated herein by reference to
Exhibit 10.16.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT; CHANGES-IN-CONTROL ARRANGEMENTS

Mr. Akers entered into a letter of appointment with the Company dated March 9, 2000, which provides for him to act as Non Executive Chairman of the Company for a fee of $78,000 per annum which may be terminated by either party giving not less than three months notice in writing at any time.

Mr. Spackman entered into a letter of appointment with the Company dated March 9, 2000, which provides for him to act as Non Executive Deputy Chairman of the Company for a fee of $78,000 per annum which may be terminated by either party giving not less than three months notice in writing at any time.

Mr. Derry entered into an employment contract with the Company dated March 9, 2000, which provides for him to act as Chief Executive Officer of the Company at an initial salary of $236,000 per annum, which may be terminated by either party giving not less than 12 months notice in writing at any time.

Mr. Ford entered into an employment agreement with the Company dated March 9, 2000, which provides for him to act as Commercial Director, now amended to Chief Operations Officer, of the Company at an initial salary of $110,000 per annum, which may be terminated by either party giving not less than 12 months notice in writing at any time.

Mr. Krawchuk entered into an employment agreement with the Company dated March 9, 2000, which provides for him to act as Vice President, Marketing, of the Company at an initial salary of $189,000 per annum, which may be terminated by either party giving not less than 12 months notice in writing at any time.

Mr. Linell entered into a employment agreement with the Company dated March 9, 2000, which provides for him to act as Chief Financial Officer of the Company at an initial salary of $142,000 per annum, which may be terminated by either party giving not less than 12 months notice in writing at any time.

Mr. Walton entered into an employment agreement with the Company dated March 9, 2000, which provides for him to act as Director of the Company at an initial salary of $113,000 per annum, which may be terminated by either party giving not less than 12 months notice in writing at any time.

Ms. Staveley does not have an employment agreement with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MANAGEMENT

The total number of Shares of Common Stock and Class A Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and executive officers as a group, and their percentage ownership of such shares as of September 12, 2000, being the latest practical date prior to the posting of this document, are as follows:

                                 COMMON STOCK                        CLASS A STOCK
NAME AND ADDRESS (1)              BENEFICIALLY     PERCENT OF         BENEFICIALLY     PERCENT OF CLASS    PERCENT OF TOTAL
OF BENEFICIAL OWNER (2)               OWNED       COMMON STOCK           OWNED              A STOCK         ISSUED SHARES

Christopher Akers                   500,000           2.8               350,000               2.9                2.83

John Spackman                        85,000           0.5                   Nil               Nil                0.28

Philip Derry (3)                  1,696,760           9.5                35,000               0.3                5.77

David Walton (4)                    112,700           0.6                   Nil               Nil                0.38

David Linell                        400,000           2.2                   Nil               Nil                1.33

Graham Ford                          50,000           0.3                   Nil               Nil                0.17

Andrew Krawchuk                     176,000           1.0                   Nil               Nil                0.59

Amanda Staveley                         Nil           Nil               754,000               6.2                2.51


All directors and executive       3,020,460          16.9             1,139,000               9.4               13.86
officers as a group (8
persons)

Notes

(1) The business mailing address for all management is c/o EuroTelecom Communications, Inc., Farfield Park, Wath Upon Dearne, South Yorkshire, England S63 5DB.

(2) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the Shares indicated. Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within sixty (60) days, such as options or warrants to purchase the Common Stock or Class A Stock of the Company.

(3)      25,000 Shares are held in the name of Mr. Derry's wife.

(4)      2,700 Shares are held by a broker, on behalf of Mr. Walton's wife.

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock and Class A Stock by each shareholder who beneficially owns more than five percent (5 percent) of such shares in aggregate, the number of shares beneficially owned by each and their percentage ownership of such shares as of September 12, 2000, being the latest practical date prior to mailing of this form. It is believed by the Company that all persons listed have sole voting and investment power with respect to such shares, except as otherwise indicated.


                             COMMON STOCK                      CLASS A STOCK
NAME AND ADDRESS OF          BENEFICIALLY       PERCENT OF      BENEFICIALLY      PERCENT OF CLASS    PERCENT OF TOTAL
BENEFICIAL OWNER (1)             OWNED         COMMON STOCK          OWNED            A STOCK              ISSUED

Philip Derry (2)               1,696,760            9.5             35,000            0.3                   5.8

Scribe Investments SA          2,475,000           13.8                Nil            Nil                   8.2
2 Sergeants Inn
London, England

Westbury Investments SA        2,475,000           13.8                Nil            Nil                   8.2
2 Sergeants Inn
London, England


Notes

(1)      See Note (2) in table above
(2)      See Note (1) in table above

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 12, 2000, the Company entered into a share purchase agreement to acquire 29 percent of the issued share capital of Q.ton Limited ("Q.ton"), an English company, from Amanda Staveley, who as a result of the transaction became a non executive director of the Company. As consideration, Ms. Staveley received 794,000 shares of Class A Common Stock of the Company. The agreement setting out the terms of the acquisition in more detail is attached as Exhibit 10.14 and is incorporated by reference herein.

For the period ended June 30, 2000, the Company paid R.L.Associates Limited the sum of $390,000 for professional services. David Linell, who was appointed the chief financial officer of the Company in April 2000, is also a director of R.L. Associates Limited. The fees paid to R.L. Associates Limited relate to work performed by Mr. Linell as a consultant to the Company from July 1996 to April 2000.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report.

1.       Financial statements of the Company for the fiscal period ended June
         30, 2000.
2. Letter of appointment of Christopher Akers from Eurotelecom Communications, Inc. dated March 9, 2000.
3. Letter of appointment of Dr. John Spackman from Eurotelecom Communications, Inc. dated March 9, 2000.
4. Employment agreement among Philip Derry and Eurotelecom Communications, Inc. dated March 9, 2000.
5. Employment agreement among Graham Ford and Eurotelecom Communications, Inc. dated March 9, 2000.
6. Employment Agreement among David Linell and Eurotelecom Communications, Inc. dated March 9, 2000.
7. Employment Agreement among David Walton and Eurotelecom Communications, Inc. dated March 9, 2000.
8. Placing Agreement among Beeson Gregory and Eurotelecom Communications, Inc. dated March 29, 2000, in connection with the introduction of the Company's Class A Common Stock to The Alternative Investment Market of The London Stock Exchange
9. TimTec Asset Acquisition Agreement between EuroTelcom Communications, Inc.'s subsidiary Leadsmart Limited and TimTec International dated April 18, 1999.
10. Share Sale and Shareholders Agreement dated May 10, 2000 among Amanda Louise Staveley, EuroTelecom Communications, Inc. and Q.ton Limited relating to the investment by EuroTelecom Communications, Inc. in Q.ton Limited.
11. Asset Purchase Agreement dated April 12, 2000, among Wardell Security Limited (In Administration), Charles MacMillan, Dermot Power and EuroTelelcom Corporation Limited in connection with the purchase by EuroTelelecom Communications, Inc. of the assets of Wardell Security Limited.
12. EuroTelecom Communications, Inc. Employee Share Option Scheme dated March 28, 2000.

Exhibits

Exhibit No.          Description of Exhibit
-----------          ----------------------

3(ii).1  By-Laws of ATN Inc. (2)
3(ii).2  By laws of American Telemedia Network Inc. (2)
3(ii).3 By-laws of EuroTelecom Communications, Inc. as amended through March 28, 2000 (3)
4.1      Corporate Records of Wing Systems Inc. (2)
3(i).1   Certificate of Incorporation of American Telemedia Network Inc. (2)
3(i).2   Amended Certificate of Incorporation of Wing Systems Inc. (2)
3(i).3   Certificate of Incorporation of Wing Systems Inc. (2)
10.1 Share Sale Agreement among the Shareholders of Easy IP Ltd., Ian Stuart Reay, Jayne Elizabeth Holmes and EuroTelecom Corporation Limited dated April 19, 1999. (2)
10.2 Employment Agreement Ray May and EuroTelecom Communication, Inc. dated August 6, 1999. (2)
10.3 Agreement and Plan of Merger of ATN Inc and American Telemedia Network Inc. dated June 25, 1987. (2)
10.4 Agreement of Sale of Shares of RTC Inc. to EuroTelecom Communications dated August 6, 1999. (2)
10.5 Employment agreement among Ian Stuart Reay and EuroTelecom Communications, Inc. dated April 19, 1999. (2)
10.6 Letter of Appointment among Christopher Akers and EuroTelecom Comunications, Inc. dated March 9, 2000. (5)
10.7 Letter of Appointment among Dr. John Spackman and EuroTelecom Communications, Inc. dated March 9, 2000. (5)
10.8 Employment agreement among Philip Derry and EuroTelecom Communications, Inc. dated March 9, 2000. (5)
10.9 Employment agreement among Graham Ford and EuroTelecom Communications, Inc. dated March 9, 2000. (5)
10.10 Employment Agreement among David Linell and EuroTelecom Communications, Inc. dated March 9, 2000. (5)
10.11 Employment Agreement among David Walton and EuroTelecom Communications, Inc. dated March 9, 2000.
10.12 Placing Agreement among Beeson Gregory and EuroTelecom Communications, Inc. dated March 29, 2000, in connection with the introduction of the Company's Class A Common Stock to The Alternative Investment Market of The London Stock Exchange. (5)
10.13 Timtec Acquisition Agreement between the Company's subsidiary Leadsmart Limited and TimtecInternational dated April 18, 1999. (5)

10.14 Share Sale and Shareholders Agreement dated May 10, 2000 among Amanda Louis Staveley, EuroTelecom Corporation Limited and Q. Ton Limited relating to the investment by EuroTelecom Communications, Inc. in Q.ton Limited.(5)
10.15 Asset Purchase Agreement dated April 12, 2000, among Wardell Security Limited (In Administration), Charles MacMillan, Dermot Power and EuroTelecom Corporation Limited for purchase by EuroTelecom Communications, Inc. of the assets of Wardell Security Limited. (5)
10.16 EuroTelecom Communications, Inc. Employee Share Option Scheme dated March 28, 2000 (5)
99.1 EuroTelecom Communications, Inc. and Subsidiaries consolidated financial statements ended December 31, 1998. (1)
99.2 Minutes of Special Meeting of Stockholders of American Telemedia Network Inc. (2)
99.3 EuroTelecom Communications, Inc and Subsidiaries consolidated financial statements for the fiscal period ended September 30, 1999. (4)
99.4 EuroTelecom Communications, Inc and Subsidiaries consolidated financial statements for the fiscal period ended June 30, 1999. (4)
99.5 Listing of issuances of EuroTelecom Communications, Inc.'s Common Stock between August 1, 1997 and December 31, 1999. (4)
99.6 Easy IP Limited financial statement for the fiscal period ended March 31, 1999 (4)
99.7 Audited financial statements of EuroTelecom Communcations, Inc. for the fiscal period ended June 30, 2000. (5)
27       Financial Data Schedule (5)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

Exhibit No.              Description of Exhibit
-----------              ----------------------

(1) Filed as an Exhibit to the Registrant's Form 10SB12G, filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.
(2) Filed as an Exhibit to the Registrant's Form 10SB12G, filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.
(3) Filed as an Exhibit to the Registrant's Form 10QSB, filed with the Securities and Exchange Commission on May 19, 2000 and incorporated by reference herein.
(4) Filed as an Exhibit to Amendment No.4 to the Registrant's Form 10-SB on September 26, 2000.
(5)      Filed herewith.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROTELECOM COMMUNICATIONS, INC.
(Registrant)

By: /s/ Philip Shaun Derry
Title: President and Chief Executive Officer
Dated: October 13, 2000

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                             Date
/s/ Philip Saun Derry              President and Chief Executive Officer       October 13, 2000
/s/ Christopher Akers              Non Executive Director and Chairman         October 13, 2000

/s/ Graham Ford                    Chief Operating Officer                     October 13, 2000
/s/ Dr. John Spackman              Non Executive Director and Deputy           October 13, 2000
                                   Chairman
/s/ Andrew Krawchuck               Vice President, Marketing                   October 13, 2000
/s/ David Linell                   Director and Chief Financial and            October 13, 2000
                                   Accounting Officer

