Form 10QSB
period 2000-09-30
EUROTELECOM COMMUNICATIONS INC
filed 2000-11-20
CIK 1055176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarter Ended September 30, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from  to



                         COMMISSION FILE NUMBER: 0-27673

                        EUROTELECOM COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             87-0409699
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                         FARFIELD PARK, WATH UPON DEARNE
                                 SOUTH YORKSHIRE
                                 ENGLAND S63 5BD
                    (Address of principal executive offices)

                               011 44 1709 874 600
                                Telephone Number

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [ ] No [X]


    As of October 30, 2000 there were 17,946,222 and 12,075,118 shares of the Registrant's Common Stock and Class A Common Stock outstanding, respectively.


                         EUROTELECOM COMMUNICATIONS, INC

                                      INDEX



                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

              Consolidated Statements of Operations--Three months ended September 30, 2000 and 1999............2
              Consolidated Balance Sheet -- September 30, 2000.................................................5
              Consolidated Statements of Cash Flows--Three months ended September 30, 2000 and 1999............7
              Notes to Consolidated Financial Statements.......................................................9

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...........................................................................22





                           PART II. OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES...........................................................................26

PART 1:  FINANCIAL INFORMATION
------------------------------


EUROTELECOM COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------

                                                                                 UNAUDITED
                                                                               SEPTEMBER 30,
                                                                                    2000
                                                                               (IN THOUSANDS)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                      $ 7,844
   Accounts receivable, net of provision for doubtful accounts of $ 3069            6,215
   Inventories                                                                      1,398
   Precontract costs                                                                1,746
   Unearned compensation                                                              149
   Prepaid expenses and other current assets                                        1,566
   Costs and estimated earnings in excess of billings on uncompleted contracts        405
                                                                                  --------

TOTAL CURRENT ASSETS                                                               19,323
                                                                                  --------

NON-CURRENT ASSETS
   Property, plant and equipment, net of accumulated depreciation
   of $441,000                                                                      2,871
   Goodwill, net of accumulated amortization of $ 267,000                           1,001
   Investment in affiliated company                                                 2,363
                                                                                  --------

TOTAL NON-CURRENT ASSETS                                                            6,235
                                                                                  --------

TOTAL ASSETS                                                                      $25,558
                                                                                  ========


See accompanying summary of accounting policies and notes to consolidated financial statements.


EUROTELECOM COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET (CONTINUED)

------------------------------------------------------------------------------------
                                                                            UNAUDITED
                                                                          SEPTEMBER 30,
                                                                               2000
                                                                          (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank line of credit                                                     $  1,742
   Accounts payable                                                           3,022
   Accrued liabilities                                                        1,389
   Other taxes payable                                                        1,203
   Current maturities of long-term obligations                                   25
                                                                           ---------

TOTAL CURRENT LIABILITIES                                                     7,381
                                                                           ---------

NON-CURRENT LIABILITIES
   Notes payable                                                                109
   Less: current maturities of long-term obligations                            (25)
                                                                           ---------

TOTAL NON-CURRENT LIABILITIES                                                    84
                                                                           ---------

TOTAL LIABILITIES                                                             7,465
                                                                           ---------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.01, 10,000,000 authorized, none issued           -
   'A' common stock shares $0.01 par value, 50,000,000 authorized;
   12,075,118 issued and outstanding                                            120
   Common stock, $0.01 par value, 50,000,000 authorized shares;
   17,946,222 issued and outstanding                                            180
   Additional paid in capital                                                51,969
   Less: subscriptions receivable                                              (132)
   Accumulated deficit                                                      (33,555)
   Accumulated other comprehensive loss                                        (489)
                                                                           ---------
TOTAL STOCKHOLDERS' EQUITY                                                   18,093
                                                                           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 25,558
                                                                           =========


See accompanying summary of accounting policies and notes to consolidated financial statements.


EUROTELECOM COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------
                                                              UNAUDITED
                                                     THREE MONTHS    THREE MONTHS
                                                          ENDED          ENDED
                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                          2000            1999
                                                   (IN THOUSANDS, EXCEPT LOSS PER SHARE)
REVENUES

Sale of goods sold                                      $       909    $     1,042
Sale of services                                              2,196            168
Contract revenues earned                                        572              -
                                                        ------------   ------------

                                                              3,677          1,210
COST OF REVENUES

Cost of goods sold                                              722            915
Cost of services                                              1,604            134
Cost of contract revenues earned                                453              -
                                                        ------------   ------------

GROSS PROFIT                                                    898            161

Selling, general and administrative expenses                  2,969            877
Depreciation and amortization                                   300              9
Loss from closed subsidiary                                       -             34
                                                        ------------   ------------

LOSS FROM OPERATIONS                                         (2,371)          (759)

Share of loss from affiliated company                          (125)             -
Interest income (expense), net                                   89            (32)
Investment writedowns                                             -            (44)
                                                        ------------   ------------

LOSS BEFORE INCOME TAX                                       (2,407)          (835)

Income taxes                                                      -              -
                                                        ============   ============

NET LOSS                                                $    (2,407)   $      (835)
                                                        ============   ============

Loss per share
Basic and diluted                                       $     (0.08)   $     (0.07)
                                                        ============   ============

Weighted average number of common shares                 30,021,340     11,882,102
                                                        ============   ============

See accompanying summary of accounting policies and notes to consolidated financial statements.


EUROTELECOM COMMUNICATIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                 UNAUDITED
                                                        THREE MONTHS    THREE MONTHS
                                                             ENDED          ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                             2000            1999
                                                              (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(2,407)    $  (835)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES
   Depreciation  and amortization                               300          42
   Amortization of unearned compensation                         21          10
   Share of loss of affiliate                                   125           -
   Provision against investment                                   -          44


CHANGES IN ASSETS AND LIABILITIES

   Accounts payable                                             195         621
   Accrued liabilities                                          212          63
   Other current liabilities                                    450          69
   Accounts receivable                                       (3,346)       (266)
   Costs in excess of billings on uncompleted contracts       1,918           -
   Inventories                                                 (500)       (188)
   Precontract costs                                         (1,746)          -
   Prepaid expenses and other current assets                    226         (90)
                                                            --------    --------

NET CASH USED IN OPERATING ACTIVITIES                        (4,552)       (530)
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash paid on fixed assets                               (765)       (167)
   Proceeds from sale of fixed assets                            90           -
                                                            --------    --------

NET CASH USED IN INVESTING ACTIVITIES                          (675)       (167)
                                                            ========    ========

See accompanying summary of accounting policies and notes to consolidated financial statements.


EUROTELECOM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

                                                                   UNAUDITED
                                                          THREE MONTHS   THREE MONTHS
                                                             ENDED          ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                              2000          1999
                                                                  (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds received from issuance of common stock, net          36          438
   Short-term bank line of credit                             1,574          369
   Repayment of debt                                              -          (97)
   Payments under financing arrangement                         (41)           -
                                                           ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,569          710
                                                           ---------    ---------

Effects of exchange rate changes on cash                       (612)          (3)
                                                           ---------    ---------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS         (4,270)          10

Cash and cash equivalents at beginning of period             12,114            -
                                                           ---------    ---------

Cash and cash equivalents at end of period                 $  7,844     $     10
                                                           ---------    ---------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest                                              $     14     $     32

   Cash received during the period for:
     Interest                                              $    103     $      -


See accompanying summary of accounting policies and notes to consolidated financial statements.

EUROTELECOM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1     BASIS OF PREPARATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three months ended September 30, 2000 and 1999 and changes in cash flows for the three months ended September 30, 2000 and 1999. The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2     THE COMPANY

         EuroTelecom Communications, Inc. ("the Company" or "EuroTelecom") was incorporated under the laws of the State of Delaware in December 1996. The Company trades principally in the UK through its wholly owned subsidiary, EuroTelecom Corporation Limited, and in the US through its wholly owned subsidiary, RTC, Inc.

         EuroTelecom carries out its varied businesses under three segments:
         Projects, Services and Communications. The individual lines of business under each segment are set out below:

         Projects             -  design and installation of application linking
                                 platforms
                              -  supply of computer equipment to the defense
                                 industry
         Services             -  provision of consultancy services for the
                                 design and installation of secure computer
                                 networks to the defense industry
                              -  provision of security services
                              -  contracted fit-outs
                              -  sale and installation of air-conditioning units
         Communications       -  distribution of software products

         As of September 30, 2000, the Company had the following principal subsidiaries:

                                                                                                        COUNTRY OF
                                                                                                      INCORPORATION
               NAME OF COMPANY                               NATURE OF BUSINESS                       AND OPERATION
            EuroTelecom Corporation               Application linking, security, sale of
             Limited ("ECL")                       equipment and consultancy                                UK

            SUBSIDIARIES OF ECL
              Chunlan Limited                     Supplier of air conditioning units                        UK
              Timtec International Limited        Shop fitting and interior fitting out construction        UK
              Easy IP Limited                     Software distribution                                     UK
              EuroTelecom Connect Limited         Internet application service provider                     UK
              Universal Communications            Design and installation of telecommunication
              Solutions Limited                   infrastructure to the oil and gas industry                UK

              RTC, Inc.                           Technical marketing, sales and consulting
                                                  services                                                  USA

         Timtec International Limited is wholly owned by Chunlan Limited.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

3     SIGNIFICANT ACCOUNTING POLICIES

      (a)   PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the financial statements of EuroTelecom and its subsidiaries and affiliate. EuroTelecom Secure Networks Limited is recorded as a closed subsidiary in the period ended September 30, 1999 since it ceased operations on February 1999. All significant intercompany transactions have been eliminated in consolidation. Investments in affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method the Company records its proportionate share of profits and losses based on its percentage interest in those affiliates.

      (b)   GOODWILL

            The excess of cost of investments over the fair value of net assets acquired which is not otherwise allocated is determined to be goodwill and is amortized on a straight-line basis over a period of 5 years.

      (c)   LONG-LIVED ASSETS

            Long-lived assets, such as property, plant and equipment, goodwill and investments in affiliates, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment write-down was recorded for the three months ended September 30, 2000 or 1999.

      (d)   PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated useful life of up to seven years.

      (e)   INCOME TAXES

            The Company recognises deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date.

            A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realised.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

3     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (f) REVENUE RECOGNITION

            Revenues comprise:

              i) Sale of equipment and software which is recognised when shipped.

              ii) Provision of consultancy and security services is recognised as services are performed.

              iii) Provision of maintenance and monitoring services is recognised on a straight line basis over the period of the contract.

              iv) The Company recognizes revenues from fixed-price and modified fixed-price application linking and fit-out contracts on the percentage of completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

                    Contract costs include all direct material and labor costs and in the case of fit-out costs an element of indirect costs are included. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability are accounted for as changes in estimates in the current period.

                    The asset "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

      (g)   FOREIGN CURRENCIES

            The reporting currency of the Company is the United States dollar. The Company's functional currency is the United Kingdom pound sterling for the majority of its business.

            For consolidation purposes, the assets and liabilities of overseas subsidiaries are translated at the closing exchange rates. Consolidated statements of income of such subsidiaries are consolidated at the average rates of exchange during the period. Exchange differences arising on the translation of subsidiaries' financial statements are recorded in the cumulative foreign currency translation adjustment account as a component of stockholders' equity.

      (h)   CASH EQUIVALENTS

            For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

3     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (i)   INVENTORY

            Inventories are stated at lower of cost using the first in first out method, or market.

      (j)   USE OF ESTIMATES

            In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

      (k)   FINANCIAL INSTRUMENTS

            Financial instruments held by the Company include cash and cash equivalents, accounts receivable and payable, notes payable and approximated fair value as of September 30, 2000 due to either short maturity or terms similar to those available to similar companies in the open market. The investment in affiliated company approximated fair value as of September 30, 2000 due to the fact that it was recently acquired.

      (l)   ADVERTISING COSTS

            The company expenses advertising costs as incurred. Advertising costs in the three months ended September 30, 2000 and three months ended September 30,1999 were $93,000, and $24,000 respectively.

      (m)   COMPREHENSIVE INCOME

            The Company adopted Statement of Financial Accounting Standard ("SFAS") No.130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The only item of comprehensive income is foreign currency exchange translation adjustments.

      (n)   RESEARCH AND DEVELOPMENT

            The Company incurred research and development costs in the three months ended September 30, 2000 and September 30, 1999 of $0.00 and $0.00 respectively.

      (o)   STOCK COMPENSATION

            The Company applies the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in accounting for stock options issued to employees.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

3     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (p)   EARNING PER SHARE

            The Company follows SFAS No. 128, "Earnings per share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the year. Assumed exercise of options and warrants has not been included in the calculation of diluted loss per share since the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. The number of options and warrants outstanding as of September 30, 2000 is 1,189,362.

      (q)   EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

            In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This bulletin summarizes views of the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt SAB No. 101, as amended by SAB 101B, in the fourth quarter of fiscal 2001. Management believes that the current revenue recognition policy complies with the guidelines in SAB No. 101 and, therefore, does not believe the adoption of SAB No. 101B will have a material impact on the financial position or results of operations.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

4     INDUSTRY AND GEOGRAPHIC AREA SEGMENTS

         The Company and its subsidiaries are engaged in three lines of business: Projects, Services and Communications. Operations of the subsidiary companies are conducted in the UK and US. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 3 - Significant accounting policies

                                                                       UNAUDITED
                                                              THREE MONTHS   THREE MONTHS
                                                                  ENDED         ENDED
                                                               SEPTEMBER 30, SEPTEMBER 30,
                                                                  2000           1999
                                                                   (IN THOUSANDS)
         (a)  Statement of operations

              Revenues
                  Projects                                      $   617      $   393
                  Services                                        2,027          224
                  Communications                                  1,033          593
                                                                --------     --------
                  Revenues for reportable segments
                   and consolidated revenues                      3,677        1,210
                                                                --------     --------
              Loss before tax
                  Projects                                        1,707          628
                  Services                                          531          103
                  Communications                                    133           (5)
                  Add: interest, loan beneficial conversion,
                   loss from closed subsidiary, share of
                   loss of affiliated company and investment
                   writedowns                                        36          109
                                                                --------     --------
                  Total loss for reportable segments            $ 2,407      $   835
                                                                ========     ========

              Depreciation and amortization
                  Projects                                      $   182      $     1
                  Services                                           91            1
                  Communications                                     27            7
                                                                --------     --------

                                                                $   300      $     9
                                                                ========     ========


EUROTELECOM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

4     INDUSTRY AND GEOGRAPHIC AREA SEGMENTS (CONTINUED)

                                                                   SEPTEMBER 30,
                                                                       2000
                                                                  (IN THOUSANDS)
      (b)   Total assets

            Projects                                                 $18,157
            Services                                                   5,552
            Communciations                                             1,849
                                                                     --------
                                                                   $  25,553
                                                                   ==========


                                                   THREE MONTHS    THREE MONTHS
                                                      ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2000            1999
                                                          (IN THOUSANDS)
      (c)   Geographic analysis of revenue

            United Kingdom                         $   3,514         $   1,210
            United States                                163                 -
                                                   ----------        ----------
                                                       3,677             1,210
                                                   ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding EuroTelecom for the three months ended September 30, 2000 and 1999.

                                           Three Months Ended September 30,

                                             2000                 1999
                                           $'000's              $'000's

Revenues                                    3,677                1,210

Cost of Revenues                            2,779                1,049

Net Loss                                   (2,407)                (835)

Loss Per Share                             $(0.08)              $(0.07)

Revenues
--------

In the three months ended September 30, 2000, the Company's gross revenues from operations were $3,677,000, as compared to $1,210,000 from operations for the three months ended September 30, 1999, an increase of $2,467,000 or 204%.

Revenues for each segment were as follows:

                                            Three Months Ended
                                                September 30,

                                 2000          %            1999          %
                               $'000's                    $'000's

Projects                           617        17             393         32

Services                         2,027        55             224         19

Communications                   1,033        28             593         49
                              ---------     -----        --------      -----
                                 3,677       100%          1,210        100
                              ---------     -----        --------      -----

Included in revenues is income from Projects of $571,830 which was generated from the application linking platform installed at Q.ton Forum in Cambridge and 'The Printworks' in Manchester. The remainder of the revenue from Projects in the three months ended September 30, 2000 is from the sale of facsimile machines to the Ministry of Defence.

Of the increase in Services revenues, $346,920 is attributable to the sale and installation of air conditioning units, compared with $51,878 of sales in the three months ended September 30, 1999, an increase of $294,842 or 568%.

$852,600 of the Services increase was a result of revenues attributable to office fit outs undertaken by TimTec, being a new business operation compared to the three months ended September 30, 1999.

$523,320 of Services revenues was attributable to the Commercial Security Division in the three months ended September 30, 2000 compared with $172,118 in the three months ended September 30, 1999, an increase of $351,202 or 204%.

$310,163 of Services revenues was attributable to the facilities management contract with Jarvis Workplace Limited, this being a contract awarded in August 2000, for the three months ended September 30, 2000.

Of the revenues from Communications, $163,000 was derived from the RTC subsidiary for the three months ended September 30, 2000 compared with nil revenues for the three months ended September 30, 1999.

$867,300 was derived from the Easy IP subsidiary for the three months ended September 30, 2000 compared with $592,700 for the three months ended September 30, 1999, an increase of $274,600 or 46%. The increase in revenue was due to new customer growth and increased product range available to the existing customer base.

EuroTelecom Connect contributed revenues of $2,940 in the three months ended September 30, 2000 compared with nil revenues in the three months ended September 30, 1999.

Cost of Revenues
----------------

Costs incurred by the Company in producing revenues in the three months ended September 30, 2000 were $2,779,000, compared with $1,049,525 in the three months ended September 30, 1999, an increase of $1,729,475 or 165%.

Cost of revenues for each segment were as follows:

                                              Three Months Ended
                                                 September 30,

                                        2000 ($)              1999 ($)

Projects                                 492,450               349,516

Services                               1,484,700               270,929

Communications                           801,850               429,080
                                     -----------           -----------
                                       2,779,000             1,049,525
                                     ===========           ===========


Gross Profit

For the three months ended September 30, 2000 the Company returned a gross profit of $898,000, compared with a gross profit of $161,000 for the three months ended September 30, 1999, an increase of $737,000 or 458%. The gross profit for each segment is as follows:

                                               Three Months Ended
                                                  September 30,

                                        2000 ($)               1999 ($)

Projects                                 124,950                43,828

Services                                 541,770               (46,448)  (Note)

Communications                           231,280               163,620
                                      ----------           -----------
                                         898,000               161,000
                                      ==========           ===========

Note: The commercial security division achieved a gross margin of $68,536 before a write down in certain costs carried forward of $128,000.

Selling, General and Administrative Expenses
--------------------------------------------

The Company's selling, general and administrative expenses increased $2,092,000 from $877,000 in the three months ended September 30, 1999 to $2,969,000 in the three months ended September 30, 2000, an increase of 238% Wages and salaries increased in the three months ended September 30, 2000 to $1,385,000 from $840,000 in the three months ended September 30, 1999, an increase of $545,000 or 65%. The increase is due to the hiring of additional personnel to take account of the increased revenues and the potential revenues in the future. No general increase in salary levels for existing employees was made.

The sales and marketing expense increased in the three months ended September 30, 2000 to $111,000 from $51,275 in the three months ended September 30, 1999, an increase of $59,725 or 116%. The increase is due to the Company's decision to have a high profile in sales of its products and service.

Professional costs increased in the three months ended September 30, 2000 to $233,000 from $68,052 in the three months ended September 30, 1999, an increase of $164,948 or 242%. The increase relates to ongoing advice with potential acquisitions.

Motor and travel expenses increased in the three months ended September 30, 2000 to $251,000 from $116,284 in the three months ended September 30, 1999. The increase relates to the hiring of additional personnel.

Selling, general and administrative expenses for the segments were as follows:

                                             Three Months Ended
                                                September 30,

                                       2000 ($)                    1999 ($)

Projects                                  1,631                         361

Services                                    299                         214

Communications                            1,039                         302
                                    -----------                 -----------
                                          2,969                         877
                                    ===========                 ===========


The increases in each segment were substantial as the Company continues to build its technology infrastructure, hire more personnel, operate new companies and acquired new distributor rights.

Depreciation and Amortization Expense
-------------------------------------

Depreciation and amortization expense increased from $9,000 in the three months ended September 30, 1999 to $300,000 in the three months ended September 30, 2000, an increase of $291,000. The Company had incurred additional sums on capital expenditure and the recorded amortization of goodwill on the acquisition of Easy IP.

Financial Items
---------------

Financial items resulted in interest income of $89,000 in the three months ended September 30, 2000 compared to an interest expense of $32,000 in the three months ended September 30, 1999. The increase is due to cash reserves generated from the issue of new equity on April 5, 2000 being placed on deposit with the National Westminster Bank in the U.K.

Liquidity and Capital Resource
------------------------------

Net cash used in operations during the three months ended September 30, 2000 amounted to $(4,552,000) and consisted of the $(2,407,000) net loss increased by the $2,145,000 increase in working capital and other non cash items.

Accounts payable and accruals were a source of funding to the extent of $857,000.

Accounts receivable, costs in excess of billings and other assets used $1,181,000 of funds due to increased growth in revenues in the three months ended September 30, 2000. Inventories used a further $2,246,000 of funds due to ongoing business and revenue expansions.

Some of the company's subsidiary companies have a credit facility with the National Westminster Bank secured by parent company guarantees against cash reserves held with the bank on deposit. At September 30, 2000 the Company owed $1,742,000 to the bank under such facility.

Investing Activities
--------------------

Capital expenditure of $765,000 for the three months ended September 30, 2000 consisted primarily of fixed asset additions. Proceeds from the sale of fixed assets amounted to $90,000.

Liquidity
---------

The company has to date not generated positive cash flow from operations. Accordingly, the company has drawn on cash reserves generated from the issue of new equity on April 5, 2000 to fund activities and to provide for increased working capital requirements which have arisen from increased sales activity.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES


Pursuant to a share sale agreement dated April 19,1999, EuroTelecom acquired Easy IP Limited from Ian Reay and Jayne Holmes (together the "Vendors"). The total consideration was $173,760 payable in cash, of which $86,880 was paid on completion of the transaction on April 19, 1999 and of which $86,880 was paid on January 31, 2000, and the issue on April 19, 1999 of 200,000 shares of Common Stock to the Vendors. The $86,880 of the deferred cash remaining outstanding was satisfied by a cash payment of $43,440 and the issue of 20,000 share of Class A Common Stock to the Vendors on July 1, 2000. The Class A Common Stock were issued to the Vendors at a price per share of $2.172. The Class A Common Stock are unregistered securities and were sold in an offshore transaction in accordance with Regulation S of the Securities Act of 1933, as amended, under an exemption from registration for offers and sales of securities outside the U.S. to non-U.S. persons.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EUROTELECOM COMMUNICATIONS, INC.
                                                             (Registrant)


                                                         /s/ Philip Derry
                                                   ----------------------
                                                             Philip Derry
                                                          Chief Executive


                                                         /s/ David Linell
                                                  -----------------------
                                                             David Linell
                                                  CHIEF FINANCIAL OFFICER



Dated: November 20, 2000