Form 10QSB/A
period 1999-12-31
EUROTELECOM COMMUNICATIONS INC
filed 2000-12-22
CIK 1055176

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------


                                 FORM 10-QSB/A-2


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
                 -----------------------------------------------

                                      INDEX
                                      -----


PART I   FINANCIAL INFORMATION                                                 3

ITEM I   FINANCIAL STATEMENTS                                                  3

         Consolidated Balance Sheets of the Company at December 31, 1999
         (unaudited) and June 30, 1999 (audited)                               3

         Consolidated Statements of Operations of the Company (unaudited) for
         the three months and six months ended December 31, 1999 and 1998.     5

         Consolidated Statements of Cash Flows of the Company (unaudited) for
         the six months ended December 31, 1999 and 1998.                      6

         Consolidated Statement of Stockholders' Deficit (unaudited) for the
         three months ended December 31, 1999                                  7

         Consolidated Statement of Comprehensive Loss (unaudited) for the
         three months ended December 31, 1999                                  7

         Notes to Consolidated Financial Statements.                           8


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                                9

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           11

PART II  OTHER INFORMATION                                                    12

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS                            12

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                     12

         SIGNATURES                                                           12

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1   FINANCIAL STATEMENTS

                EUROTELECOM COMMUNICATIONS, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,     JUNE 30,
                                                        1999            1999
                                                     (UNAUDITED)     (AUDITED)
                                                    -------------  -------------
ASSETS

Current Assets:

Cash and cash equivalents                           $     17,166   $          -
Accounts receivable                                    1,274,530        884,381
Accounts receivable - related party                            -         56,913
Other receivables                                      1,021,906        185,358
Inventories                                              803,202        357,952
Prepaid expenses                                          55,930         27,803
Unearned compensation                                    222,021              -
                                                    -------------  -------------

          TOTAL CURRENT ASSETS                      $  3,394,755   $  1,512,407

Property and equipment, net                              481,056         90,718
Goodwill, net                                            328,549        381,868
Investments at cost                                       82,772         43,964
                                                    -------------  -------------

          TOTAL ASSETS                              $  4,287,132   $  2,028,957
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
31, 1999 and June 30, 1999 respectively

                                                         179,463         89,882
Additional paid-in capital                            27,120,361     23,556,427
Less subscriptions receivable                                  -       (131,788)
Accumulated deficit                                  (26,590,109)   (24,078,967)
Other comprehensive income                                50,126          5,014
                                                    -------------  -------------

TOTAL STOCKHOLDERS' EQUITY/DEFICIT                  $    759,841       (559,432)
                                                    -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY/DEFICIT                                      $  4,287,132   $  2,028,957
                                                    =============  =============


See accompanying notes to Consolidated Financial Statements

                EUROTELECOM COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                  DECEMBER 31,              DECEMBER 31,
                              1999          1998          1999         1998
                          ------------  ------------  ------------  ------------
                                                      (UNAUDITED)

Net revenues              $ 2,251,448        16,000   $ 3,461,488        32,000
Cost of revenue             1,472,133             -     2,521,658             -
                          ------------  ------------  ------------  ------------

GROSS PROFIT              $   779,315        16,000   $   939,830        32,000
                          ------------  ------------  ------------  ------------

Expenses:
Selling and administrative  2,357,925       340,011     3,234,545       509,208
Depreciation                   14,308         5,586        23,815        11,172
Amortization of intangible
  assets                       20,388             -        53,319             -
Loss from closed subsidiary         -       291,923             -       291,923
                          ------------  ------------  ------------  ------------

OPERATING LOSS            $(1,613,306)     (621,520)  $(3,311,679)     (780,303)
                          ------------  ------------  ------------  ------------

Other Income/(expense):
Interest expense              (63,048)      (25,222)      (95,329)      (41,978)
Investment writedown                -             -       (43,964)            -
                          ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES  $(1,676,354)     (646,742)  $(2,511,142)     (822,281)
                          ------------  ------------  ------------  ------------

Income tax expense                  -          (100)            -          (100)
                          ------------  ------------  ------------  ------------
Net loss for the Period    (1,676,354)     (646,842)   (2,511,142)     (822,381)
                          ------------  ------------  ------------  ------------


Net loss per common share
- basic                        (0.102)       (0.102)       (0.187)       (0.134)
                          ============  ============  ============  ============
Weighted average number
  of common shares         16,366,662     6,333,716    13,461,662     6,148,416
                          ------------  ------------  ------------  ------------


Basic and diluted loss per share are the same due to any effect of warrants outstanding being anti-dilutive.

See accompanying notes to Consolidated Financial Statements

                EUROTELECOM COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                        1999            1998
                                                    -------------  -------------
                                                            (UNAUDITED)

NET LOSS                                            $ (2,511,142)  $   (822,381)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES

Non-cash items:
Depreciation and amortization                             77,134         11,172
Investment write down                                     43,964              -
Write off subscription receivable                        131,788              -
Stock issued for services                                696,240        117,722
Amortization of unearned compensation                     27,979              -

CHANGES IN CURRENT ASSETS AND LIABILITIES

Receivables                                             (333,236)             -
Inventories                                             (445,250)             -
Other current assets                                    (864,675)       (37,434)
Accrued expenses                                        (150,193)        31,773
Accounts payable                                       1,301,221         61,090
Other liabilities                                         23,217       (291,461)
                                                    -------------  -------------
Net cash provided by (used in) operating
  Activities                                          (2,002,953)      (929,519)
                                                    =============  =============
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments                                  (83,405)             -
Purchase/Disposal of fixed assets                       (370,325)        42,036
                                                    -------------  -------------
Net cash (used in) provided by investing
  Activities                                            (453,730)        42,036
                                                    =============  =============

CASH FLOW FROM FINANCING ACTIVITIES

Repayment of debt                                              -        (48,000)
Proceeds from line of credit                             520,829         65,904
Proceeds from issuance of common stock                 1,907,275              -
Proceeds from issuance of debt                                 -        870,000
                                                    -------------  -------------
Net cash provided by financing
  Activities                                           2,428,104        887,904
                                                    =============  =============

Effect of exchange rate changes on cash                   45,745              -
                                                    =============  =============

INCREASE IN CASH                                          17,166            421
Cash and cash equivalents at beginning of period               -              -
                                                    -------------  -------------
Cash and cash equivalents at end of period                17,166            421
                                                    =============  =============


                               EUROTELECOM COMMUNICATIONS INC., AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    FROM JULY 1, 1999 TO DECEMBER 31, 1999


                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                                      ACCUMULATED  COMPREHENSIVE
                                   SHARES           AMOUNT        PAID IN CAPITAL       DEFICIT       INCOME
                                ------------     ------------     ---------------    ------------  ------------
Balance July 1, 1999              8,988,102      $    89,882      $  23,556,427      (24,078,967)  $     5,014

Shares issued during period:
Loan stock conversion             5,500,000           55,000            745,000               --            --
Cash                                310,000            3,100            303,075               --            --
Net loss for the period
  ended September 30, 1999               --               --                 --         (834,788)           --
Currency translation
  differences on foreign
  currency net investments               --               --                 --               --        (3,311)
                                ------------     ------------       ------------     ------------  ------------

Balance September 30, 1999       14,798,102          147,982         24,604,502      (24,913,755)        1,703



                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                                      ACCUMULATED  COMPREHENSIVE
                                   SHARES           AMOUNT        PAID IN CAPITAL       DEFICIT       INCOME
                                ------------     ------------     ---------------    ------------  ------------
Balance October 1, 1999          14,798,102      $   147,982      $  24,604,502      (24,913,755)  $      1,703

Shares issued during period:
Acquisition of RTC Inc.             150,000            1,500            248,500               --            --
Consultancy fees                    780,000            7,800            252,200               --            --
Employee bonuses                    218,120            2,181            434,059               --            --
Cash                              2,000,000           20,000          1,581,100               --            --

Net loss for the period
  ended Decmber 31, 1999                 --               --                 --       (1,676,354)           --
Currency translation
  differences on foreign
  currency net investments               --               --                 --               --        (48423)
                                ------------     ------------       ------------     ------------  ------------

Balance December 31, 1999        17,946,222          179,463         27,120,361      (26,590,109)       50,126



                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                  --------------------------------------------


Net loss for the six months ended December 31, 1999              $  (2,511,142)

Currency translation differences on foreign currency
  net investments                                                       45,112
                                                                 --------------
Comprehensive loss                                               $  (2,466,030)
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

On August 16, 1999, the Company entered into what it described at the time as an "Agreement of Sale" with Ray May for all of the shares of capital stock of RTC, Inc. ("RTC"). As part of the agreement Ray May simultaneously entered into a three-year employment contract with the Company and a covenant not to compete. The purchase price for RTC was 150,000 shares of the common stock of the Company valued at $250,000. At the time of the transaction, RTC had no assets, liabilities or contracts in progress and no financial statements. The Company now believes, after consultations with its newly appointed auditors, that the transaction, in substance, was not a business acquisition but a three-year employment agreement with Ray May for future services. To properly match costs and revenues the Company will amortize the value of the stock over the employment agreement.

The impact of this revised accounting treatment has been to reduce goodwill by $280,947 and record an asset for unearned compensation of $222,021. For the consolidated statement of operations for the three months ended December 31, 1999 the loss for the period has increased by $22,194 together with a reclassification of $17,561 from amortization charge to selling and administrative expenses.

For the six month period ended December 31, 1999 the loss has increased by $53,911 including a reclassification of $17,561 from amortization expense to selling and administrative expense.

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

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased by $2,017,914 from $340,011 for the three months ended December 31, 1998 to $2,357,925 for the three months ended December 31, 1999. Selling and administrative expenses increased by $2,725,337 from $509,208 for the six months ended December 31, 1998 to $3,234,545 for the six months ended December 31, 1999.

AMORTIZATION OF INTANGIBLE ASSETS
The amount of amortization of intangible assets has increased by $20,338 in the three months ended December 31, 1999 from $0 in the three months ended December 31, 1998. The charge relates to the goodwill associated with the acquisition of Easy IP Limited.

INTEREST EXPENSE
The interest expense increased to $63,048 in the three months ended December 31, 1999 from $25,222 in the three months ended December 31, 1998 and to $95,329 in the six months ended December 31, 1999 from $41,978 in the six months ended December 31, 1998.

The increase is due to obtaining additional lines of bank credit in the period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the six months ended December 31, 1999 amounted to $(2,002,953) and consisted of the $(2,511,142) net loss decreased by the $508,189 decrease in working capital and other non cash items.

Accounts payable and accruals were a source of funding to the extent of $1,151,028.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits.

Exhibit No.          Exhibit
-----------          -------
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

                         EUROTELECOM COMMUNICATIONS INC.
                                  (REGISTRANT)



         Date:  December 21, 2000        By:  /S/ David Linell
                                             -----------------------------------
                                             DAVID LINELL
                                             CHIEF FINANCIAL OFFICER