Form 10QSB/A
period 2000-03-31
EUROTELECOM COMMUNICATIONS INC
filed 2000-12-22
CIK 1055176

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    -----------------------------------------


                                 FORM 10-QSB/A-1


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
                -------------------------------------------------

                                      INDEX
                                      -----


PART I   FINANCIAL INFORMATION                                                 3

ITEM I   FINANCIAL STATEMENTS                                                  3

         Consolidated Balance Sheets of the Company at March 31, 2000
         (unaudited) and June 30, 1999 (audited)                               3

         Consolidated Statements of Operations of the Company (unaudited) for
         the three months and nine months ended March 31, 2000 and 1999.       5

         Consolidated Statements of Cash Flows of the Company (unaudited) for
         the nine months ended March 31, 2000 and 1999.                        6

         Consolidated Statement of Stockholders' Deficit (unaudited) for the
         three months ended March 31, 2000                                     7

         Consolidated Statement of Comprehensive Loss (unaudited) for the
         three months ended March 31, 2000                                     7

         Notes to Consolidated Financial Statements                            8

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                                9

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           11

PART II  OTHER INFORMATION                                                    12

ITEM 1   LEGAL PROCEEDINGS                                                    12

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS                            12

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                      12

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  12

ITEM 5   OTHER INFORMATION                                                    12

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                     12

         SIGNATURES                                                           12

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1   FINANCIAL STATEMENTS

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                  MARCH 31,          JUNE 30,
                                                    2000               1999
                                                 (UNAUDITED)        (AUDITED)
                                                -------------     -------------
                   ASSETS
Current Assets:

Cash and cash equivalents                       $     28,957      $          -
Accounts receivable                                1,268,018           884,381
Accounts receivable - related party                        -            56,913
Other receivables                                          -           185,358
Inventories                                        1,491,695           357,952
Prepaid expenses                                      60,089            27,803
Unearned compensation                                204,519                 -
                                                -------------     -------------
                   TOTAL CURRENT ASSETS         $  3,053,278      $  1,512,407

Property and equipment, net                          608,054            90,718
Goodwill, net                                        308,161           381,868
Investments at cost                                   89,708            43,964
Deferred offering costs                              880,000                 -
                                                -------------     -------------
                   TOTAL ASSETS                 $  4,939,201      $  2,028,957
                                                =============     =============

           See accompanying notes to Consolidated Financial Statements

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     ---------------------------------------


                                                   MARCH 31,         JUNE 30,
                                                     2000              1999
                                                 (UNAUDITED)        (AUDITED)
                                                 -------------     -------------
    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:

Bank facility                                    $  1,284,254      $    375,261
Current maturities of long-term obligations            46,321           470,627
Accounts payable                                    3,443,836           743,063
Accounts payable - related party                       15,288             9,464
Accrued liabilities                                   170,731           207,554
Accrued income and other taxes                        280,630           311,807
                                                 -------------     -------------
                     TOTAL CURRENT LIABILITIES   $  5,241,060      $  2,117,776

Long-term liabilities:

Notes payable                                         155,463           941,240
Less: current maturities of long term obligations     (46,321)         (470,627)
                                                 -------------     -------------
                   TOTAL LONG TERM LIABILITIES   $    109,142      $    470,613
                                                 -------------     -------------
                             TOTAL LIABILITIES   $  5,350,202      $  2,588,389
                                                 =============     =============
Stockholders'  (deficit):
Preferred Stock $.01 par value. Authorized
10,000,000 shares; none issued.
Common Stock, $.01 par value. Authorized
20,000,000 shares; 17,946,222 and 8,988,102
shares issued and outstanding in March 31,
2000 and June 30, 1999 respectively                   179,463            89,882
Additional paid-in capital                         27,120,361        23,556,427
Less subscriptions receivable                               -          (131,788)
Accumulated deficit                               (27,794,589)      (24,078,967)
Other comprehensive income                             83,764             5,014
                                                 -------------     -------------
                   TOTAL STOCKHOLDERS' DEFICIT   $   (411,001)     $   (559,432)
                                                 -------------     -------------
    TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT
    BALANCE AS OF MARCH 31, 2000                 $  4,939,201      $  2,028,957
                                                 =============     =============

           See accompanying notes to Consolidated Financial Statements


                                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                                -------------------------------------------------
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -------------------------------------

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        MARCH 31,                              MARCH 31,
                                                 2000              1999                2000               1999
                                            --------------------------------    ----------------------------------
                                                                         (UNAUDITED)
Net revenues                                $  1,515,000            395,523     $    4,976,488            427,523
Cost of revenue                                1,078,142            177,571          3,599,800            177,571
                                            -------------    ---------------    ---------------    ---------------
                      GROSS PROFIT          $    436,858            217,952     $    1,376,688            249,952
                                            -------------    ---------------    ---------------    ---------------
Expenses:
Selling and administrative                     1,580,221            765,074          4,814,766          1,274,282
Depreciation                                      13,921             16,423             37,736             27,595
Amortization of intangible assets                 20,388                  -             73,707                  -
Loss from closed subsidiary                            -            123,928                  -            415,851
                                            -------------    ---------------    ---------------    ---------------
                    OPERATING LOSS          $ (1,177,672)          (687,473)    $   (3,549,521)        (1,467,776)
                                            -------------    ---------------    ---------------    ---------------
Other Income/(expense):
Interest expense                                  26,808             17,013            122,137             58,991
Investment writedown                                   -                  -             43,964                  -
Loan stock beneficial conversion expense               -            918,750                  -            918,750
                                            -------------    ---------------    ---------------    ---------------
          LOSS BEFORE INCOME TAXES          $ (1,204,480)        (1,623,236)    $   (3,715,622)        (2,445,517)
                                            -------------    ---------------    ---------------    ---------------
Income tax expense                                     -                  -                  -                100
                                            -------------    ---------------    ---------------    ---------------
Net loss for the Period                       (1,204,480)        (1,623,236)        (3,715,622)        (2,445,617)
                                            -------------    ---------------    ---------------    ---------------

Net loss per common share
- basic                                           (0.067)            (0.239)            (0.276)            (0.381)
                                            =============    ===============    ===============    ===============

Weighted average number of common shares
                                              17,946,222          6,788,040         13,461,662          6,417,441
                                            -------------    ---------------    ---------------    ---------------


Basic and diluted loss per share are the same due to any effect of warrants outstanding being anti-dilutive.

See accompanying notes to Consolidated Financial Statements

                EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                   NINE MONTHS ENDED MARCH 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
                                                           (UNAUDITED)

NET LOSS                                           $(3,715,622)   $(2,445,617)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES

Non-cash items:
Depreciation and amortization                          111,443         27,595
Investment write down                                   43,964              -
Write off subscription receivable                      131,788              -
Stock issued for services                              696,240        356,456
Loan stock beneficial conversion                             -        918,750
Amortization of unearned compensation                   45,481              -

CHANGES IN CURRENT ASSETS AND LIABILITIES

Receivables                                           (326,724)      (218,466)
Inventories                                         (1,133,743)       (24,678)
Other current assets                                   153,072        (90,124)
Accrued expenses                                       (36,823)       161,082
Accounts payable                                     2,706,597        122,411
Other liabilities                                      (47,435)      (233,401)
Net cash provided by (used in) operating           ------------   ------------
Activities                                          (1,371,762)    (1,425,992)
                                                   ============   ============

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments                                (90,341)             -
Purchase/Disposal of fixed assets                     (511,244)        13,778
Net cash (used in) provided by investing           ------------   ------------
Activities                                            (601,585)        13,778
                                                   ============   ============

CASH FLOW FROM FINANCING ACTIVITIES

Fees associated with company stock issue              (880,000)             -
Repayment of debt                                      (13,347)       (48,000)
Proceeds from line of credit                           908,993        273,871
Proceeds from issuance of common stock               1,907,275        211,250
Proceeds from issuance of debt                               -        975,093
Net cash provided by financing                     ------------   ------------
Activities                                           1,922,921      1,412,214
                                                   ============   ============

Effect of exchange rate changes on cash                 79,383              -
                                                   ============   ============

INCREASE IN CASH
Cash and cash equivalents at beginning of period             -              -
                                                   ------------   ------------
Cash and cash equivalents at end of period              28,957              -
                                                   ============   ============


                                  EUROTELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  -------------------------------------------------
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   -----------------------------------------------
                                         FROM July 1, 1999 TO MARCH 31, 2000
                                       --------------------------------------


                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                                      ACCUMULATED  COMPREHENSIVE
                                   SHARES           AMOUNT        PAID IN CAPITAL       DEFICIT       INCOME
                                ------------     ------------     ---------------    ------------  ------------
Balance July 1, 1999              8,988,102           89,882         23,556,427      (24,078,967)        5,014

Shares issued during period:

Loan stock conversion             5,500,000           55,000            745,000               --            --
Cash                                310,000            3,100            303,075               --            --

Net loss for period
  ended September 30, 1999               --               --                 --         (834,788)           --

Currency translation
  differences on foreign
  currency net investment                                                                               (3,311)
                                ------------     ------------     ---------------    ------------  ------------
Balance October 1, 1999          14,798,102      $   147,982      $  24,604,502      (24,913,755)  $     1,703

Shares issued during period:
Acquisition of RTC Inc.             150,000            1,500            248,500               --            --
Consultancy fees                    780,000            7,800            252,200               --            --
Employee bonuses                    218,120            2,181            434,059               --            --
Cash                              2,000,000           20,000          1,581,100               --            --

Net loss for the period
  ended December 31, 1999                --               --                 --       (1,676,354)           --
Currency translation
  differences on foreign
  currency net investments               --               --                 --               --        48,423
                                ------------     ------------     ---------------    ------------  ------------

Balance January 1, 2000          17,946,222          179,463         27,120,361      (26,590,109)       50,126

Net loss for the period
  ended March 31, 2000                   --               --                 --       (1,204,480)           --
Currency translation
  differences on foreign
  currency net investments               --               --                 --               --        33,638
                                ------------     ------------     ---------------    ------------  ------------
                                 17,946,222          179,463         27,120,361      (27,794,589)       83,764
                                ============     ============     ===============    ============  ============



                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                  --------------------------------------------


Net loss for the period ended March 31, 2000                     $(3,715,622)

Currency translation differences on foreign
currency net investments                                              90,224
                                                                 ------------
Comprehensive loss                                               $(3,625,398)
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

On August 16, 1999, the Company entered into a transaction which at the time it described as an "Agreement of Sale" with Ray May for all of the shares of capital stock of RTC, Inc. As part of the agreement Ray May simultaneously entered into a three-year employment contract with the Company and a covenant not to compete. The purchase price was 150,000 shares of the common stock of the Company valued at $250,000. At the time of the transaction, RTC had no assets, liabilities or contracts in progress and no financial statements. The Company now believes, after consultations with its newly appointed auditors, that the transaction, in substance, was not an acquisition but an employment agreement with Ray May for future services. The Company has revised its financial statements accordingly. To properly match costs and revenues the Company will amortize the value of the stock over the employment agreement.

The impact of this revised accounting treatment has been to reduce goodwill by $263,445 and record an asset for unrecorded compensation of $204,519. Within the consolidated statement of operations for the three months ended March 31, 2000 $17,502 of previously recorded amortization expense has been reclassified to selling and administrative expenses. For the nine months ended March 31, 2000 the loss for the period has increased by $53,911 and $35,063 has been reclassified from amortization expense to selling and administrative expenses.

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

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased by $815,147 from $765,074 for the three months ended March 31, 1999 to $1,580,221 for the three months ended March 31, 2000, an increase of 107%. Selling and administrative expenses increased by $3,540,484 from $1,274,282 for the nine months ended March 31, 1999 to $4,814,766 for the nine months ended March 31, 2000, an increase of 278%.

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

AMORTIZATION OF INTANGIBLE ASSETS
The amount of amortization of intangible assets has increased by $20,388 in the three months ended March 31, 2000 from $0 in the three months ended March 31, 1999. The charge relates to the goodwill associated with the acquisition Easy IP Limited.

INTEREST EXPENSE
The interest expense increased to $26,808 in the three months ended March 31, 2000 from $17,013 in the three months ended March 31, 1999 and to $122,137 in the nine months ended March 31, 2000 from $58,991 in the nine months ended March 31, 1999. The increase was due to obtaining additional lines of bank credit in the period.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operations during the nine months ended March 31, 2000 amounted to $(1,371,762) and consisted of the $(3,715,622) net loss decreased by the $2,343,860 decrease in working capital and other non cash items.

Accounts payable and accruals were a source of funding to the extent of $2,669,774.

Accounts receivable used $108,258 of funds due to increased revenues.

The Company has a credit facility with National Westminster Bank of $560,000 repayable on demand. By informal agreement with the bank, the Company has been permitted to borrow in excess of this amount on a demand basis. As of March 31, 2000, the Company owed $1,284,254 to the bank under such facility.

INVESTING ACTIVITIES

Capital expenditure of $601,585 for the three months ended March 31, 2000 consisted primarily of fixed asset additions.

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


ITEM 5         OTHER INFORMATION

None.


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits.


Exhibit No.    Exhibit
-----------    -------
3.2            By-laws of the Company as amended through March 28, 2000*
4              Certificate of Designations of Class A Common Stock*
27             Financial Data Schedule

*Filed with the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 19, 2000 and incorporated herein by reference.


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

                         EUROTELECOM COMMUNICATIONS, INC.
                                  (REGISTRANT)



Date: December 21, 2000                           By: /S/ David Linell
                                                     -----------------------
                                                     David Linell
                                                     Chief Financial Officer