Form 10KSB/A
period 2000-06-30
EUROTELECOM COMMUNICATIONS INC
filed 2000-12-22
CIK 1055176

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A-1


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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:       Yes: [x]   No:  [ ]

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

              Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                         EUROTELECOM COMMUNICATIONS, INC.
                                      INDEX


                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS                                           3
ITEM 2.      DESCRIPTION OF PROPERTY                                          13
ITEM 3.      LEGAL PROCEEDINGS                                                13
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13


                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         14
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS                             16
ITEM 7.      FINANCIAL STATEMENTS                                             20
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                         20


                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                21
ITEM 10.     EXECUTIVE COMPENSATION                                           23
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   25
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   26
ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K                           27

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

"application service       A service that hosts business application
provider" or "ASP"         software for third parties to access over the
                           Internet

"CCTV"                     Closed circuit television

"connectivity solutions"   The ability to connect electronically to two or more
                           devices. An example is a telephone system where the telephones are replaced with different types of hardware (for example, mainframe computers, personal computers or laptops). Software sold by the Company provides a common language over this new telephone system

"end user applications"    Products and services used in building structures
                           and building complexes such as telecommunications, voice, data and video delivery services, buildings access, control, monitoring and maintenance systems, such as, CCTV, air conditioning and information kiosks

"EuroTelecom" or "Company" EuroTelecom Communications, Inc.

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

On April 18, 2000, the Company purchased the assets of Timtec International Limited ("Timtec") for $1,041,000. Timtec undertakes interior contracting and carpentry for the retail, leisure and hotel sectors in the U.K. Projects to date have consisted of interior contracting and carpentry for shops and offices.

On May 12, 2000, the Company concluded a joint venture agreement with Amanda Staveley in which it acquired in total, following both an acquisition and subscription for new shares, 49 percent of the issued share capital of Q.ton Limited ("Q.ton"), an English company, specializing in the development and operation of conference center facilities. Under the terms of the transaction, the Company acquired 29 percent of Q.ton previously owned by Amanda Staveley, prior to these transactions its sole shareholder, in exchange for 794,000 shares of Class A Common Stock of the Company. The agreement setting out the terms of the acquisition in more detailis attached as Exhibit 10.14 and is incorporated by reference herein. Q.Ton is a development stage company which was incorporated in October 1998. The company leases two units in the newly-built Cambridge Science Park from Trinity College Cambridge in the United Kingdom. One of these units, known as the Q.Ton Forum, is being equipped with state of the art conference facilities, restaurant facilities; the other unit is being equipped with leisure facilities. Once operational the company's revenues will principally be rental income and membership income from users of the units.

As of June 30, 2000, assets comprised mainly property and equipment of $993,000 and cash of $1,370,000 and liabilities comprised mainly of trade payables of $744,000 with neither unit operational. Both facilities became operational in September 2000.


DESCRIPTION OF THE COMPANY'S ACTIVITIES

The operations of the Company are based primarily in the U.K. The Directors have developed the Group's activities through three segments described below. In the period ended June 30, 1999, the individual activities were not grouped by the Company into these main headings.

Projects - This segment comprises the following:

o        Applications linking - revenues to 6/30/00- $804,878
o        Defense services - sale of equipment- revenues to 6/30/00- $1,260,741

The Company considers both these areas of its business to be operating units, not development units.

Services - This segment comprises the following:

o        Defense services - consultancy services- revenues to 6/30/00 - $nil

This part of the Company's business, which is the installation of secure computer networks at the U.K. Ministry of Defense facilities, is not considered a development unit as the Company has the capability to perform in this area as soon as contracts are signed. No contracts have yet been entered into by the Company mainly due to the lack of U.K. government funding for investment by the U.K. Ministry of Defense in this area.

o        Commercial security- revenues to 6/30/00- $1,869,991
o        Sale/installation of air conditioning units - revenues to 6/30/00 -
         $621,955
o Interior contracting (see business of Timtec below) - revenues to 6/30/00 - $1,422, 366

The Company considers that three areas above are all operating parts of the Company's business.

Communications - This segment comprises the following:

o        Distribution of software products:
            Easy IP - revenues to 6/30/00 - $2,599,413

o        Sale of specialist communication products:
            RTC - revenues to 6/30/00 - $353,443

o        On-line telephony services - revenues to 6/30/00 - $nil

In the Communications segment, only on-line telephony services is considered by the Company to be a development unit. There is a concentrated sales and marketing effort to produce revenues derived from sales of on-line telephony equipment within the next 12 months.

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

Timtec

Timtec undertakes retail, leisure, and office interior contracting and carpentry within the U.K. with materials purchased from third party suppliers. Since acquisition and to June 30, 2000, Timtec has been contracted to work on three projects.

The business engaged in by TimTec is interior fitting and joinery in the retail, hotel and residential sectors. This work includes the installation of many different types of fixtures and fittings including office furniture, carpets, decorations, shop counters, suspended ceilings, light fittings and window and door joinery.

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

SIGNIFICANT CUSTOMERS

Customers accounting for in excess of ten percent of total consolidated revenues are as follows. In the year to June 30, 2000, the Company had one customer, the U.K. Ministry of Defense (sale of equipment), which accounted for 14 percent of total consolidated revenues. In the six months to June 30, 1999, the Company had two customers which each accounted for in excess of ten percent of total consolidated revenues. These were Chelsfield plc (installation of CCTV facility at Merryhill Shopping Center in Birmingham in the U.K.), which accounted for 20 percent, and the U.K. Ministry of Defense (sale of equipment and installation of secure computer networks), which accounted for 14 percent, of total consolidated revenues.

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


Since April 5, 2000, the Company's Class A Common Stock has been listed and traded on The Alternative Investment Market ("AIM"), a regulated investment exchange governed by The London Stock Exchange. The following table sets forth the range of high and low closing bid prices per share converted from British Sterling of the Class A Common Stock of the Company, as reported by AIM.

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


                                  YEAR ENDED JUNE 30, 2000      YEAR ENDED JUNE 30, 1999
                                  ------------------------      ------------------------
         Revenues                   $     9,737,850              $      1,354,971
         Cost of revenues                 7,558,000                       803,178
         Net loss                        (7,069,000)                   (3,059,670)
         Net loss per share                   (0.37)                        (0.44)


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

Revenues for each segment were as follows:

                            Fiscal 2000 ($)   %     Fiscal 1999 ($)     %
                           ---------------    -     ---------------     -
Projects                     2,870,682        29         443,042        33
Services                     3,914,312        40         380,004        28
Communications               2,952,856        31         531,925        39
                           ------------      ---     ------------      ---
                             9,737,850       100       1,354,971       100
                           ============      ===     ============      ===

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

Costs incurred by the Company in producing revenues in Fiscal 2000 were $7,558,459, compared with $803,178 in Fiscal 1999, an increase of 901 percent.

Costs of revenues for each segment were as follows:

                      Fiscal 2000 ($)         Fiscal 1999 ($)
                      ----------------        ---------------

Projects                     2,081,755                209,673
Services                     3,316,299                145,468
Communications               2,160,405                448,037
                        --------------            -----------
                             7,558,459                803,178
                        ==============            ===========

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

The cost of revenues has in the year ended June 30, 2000 increased, primarily due to the increased level of operations in all segments of the business, together with the acquisitions completed in the period.

Costs of revenues comprise the direct cost associated with the revenues which includes the purchase of equipment, air conditioning units, application linking platforms, fiber optic cabling, CCTV units, software products and facsimile machines.

The Company expects the cost of revenues to grow in conjunction with the growth of the overall business and accordingly expect these costs to increase in the future.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal intention over the next twelve months and beyond is to fund (i) acquisitions, (ii) additional working capital, (iii) capital expenditure, (iv) marketing and (v) the development of its technology.

The Company does not currently have any commitments for capital expenditure during the next fiscal year, although the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Details of directors and executive officers as of June 30, 2000 are set out below:


NAME                        AGE      POSITION                                 DATE APPOINTED
----                        ---      --------                                 --------------
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


(1) The Company approved on March 28, 2000, the EuroTelecom Communications, Inc. Employee Stock Option Scheme ("Option Scheme") under which, at the discretion of the Directors or the remuneration committee of the Board of Directors, options may be granted to U.K. employees (including full-time directors) of the Company or any subsidiary to acquire (by subscription or purchase) shares of the Company's Class A Common Stock. On March 28, 2000, the Company granted options to employees (excluding executive Directors) over 645,762 shares of the Company's Class A Common. The option exercise price of each option share is the fair market value of the Company's shares of Class A Common Stock at the date of grant of the option as determined by the Directors of the Company. Options lapse after ten years from date of grant or on the option holder ceasing to be either an employee or director of the Company. Options are exercisable after three years from the date of grant and subject to certain other specified conditions which are set out in the Option Scheme, incorporated herein by reference to
Exhibit 10.16.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MANAGEMENT

The total number of Shares of Common Stock and Class A Stock of the Company beneficially owned by each of the officers and directors, and all of such directors and executive officers as a group, and their percentage ownership of such shares as of September 12, 2000, being the latest practical date prior to the posting of this document, are as follows:


                                 COMMON STOCK                        CLASS A STOCK
NAME AND ADDRESS (1)              BENEFICIALLY     PERCENT OF         BENEFICIALLY     PERCENT OF CLASS    PERCENT OF TOTAL
OF BENEFICIAL OWNER (2)               OWNED       COMMON STOCK           OWNED              A STOCK         ISSUED SHARES
-----------------------               -----       ------------           -----              -------         -------------
Christopher Akers                   500,000           2.8               350,000               2.9                2.83

John Spackman                        85,000           0.5                   Nil               Nil                0.28

Philip Derry (3)                  1,696,760           9.5                35,000               0.3                5.77

David Walton (4)                    112,700           0.6                   Nil               Nil                0.38

David Linell                        400,000           2.2                   Nil               Nil                1.33

Graham Ford                          50,000           0.3                   Nil               Nil                0.17

Andrew Krawchuk                     176,000           1.0                   Nil               Nil                0.59

Amanda Staveley                         Nil           Nil               754,000               6.2                2.51

All directors and executive       3,020,460          16.9             1,139,000               9.4               13.86
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

                             COMMON STOCK                      CLASS A STOCK
NAME AND ADDRESS OF          BENEFICIALLY       PERCENT OF      BENEFICIALLY      PERCENT OF CLASS    PERCENT OF TOTAL
BENEFICIAL OWNER (1)             OWNED         COMMON STOCK          OWNED            A STOCK              ISSUED
--------------------             -----         ------------          -----            -------              ------
Philip Derry (2)               1,696,760            9.5             35,000            0.3                   5.8

Scribe Investments SA (3)      2,475,000           13.8                Nil            Nil                   8.2
2 Sergeants Inn
London, England

Westbury Investments SA (4)    2,475,000           13.8                Nil            Nil                   8.2
2 Sergeants Inn
London, England


Notes

(1)      See Note (2) in table above
(2)      See Note (1) in table above
(3) Scribe Investments SA is controlled by Mark Sief, of Le George V, 14 Av. De Grande-Bretagne, MC 98000 Monaco.
(4) Westbury Investments SA is controlled by Mark Horrocks, of Le George V, 14 Av. De Grande-Bretagne, MC 98000 Monaco.

In respect of voting powers, the shares of Class A common stock and the shares of common stock rank equally in all respects.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.          Description of Exhibit
-----------          ----------------------

3(ii).1  By-Laws of ATN Inc. (2)
3(ii).2  By laws of American Telemedia Network Inc. (2)
3(ii).3 By-laws of EuroTelecom Communications, Inc. as amended through March 28, 2000 (3)
4.1      Corporate Records of Wing Systems Inc. (2)
3(i).1   Certificate of Incorporation of American Telemedia Network Inc. (2)
3(i).2   Amended Certificate of Incorporation of Wing Systems Inc. (2)
3(i).3   Certificate of Incorporation of Wing Systems Inc. (2)
10.1 Share Sale Agreement among the Shareholders of Easy IP Ltd., Ian Stuart Reay, Jayne Elizabeth Holmes and EuroTelecom Corporation Limited dated April 19, 1999. (2)
10.2 Employment Agreement Ray May and EuroTelecom Communication, Inc. dated August 6, 1999. (2)
10.3 Agreement and Plan of Merger of ATN Inc and American Telemedia Network Inc. dated June 25, 1987. (2)
10.4 Agreement of Sale of Shares of RTC Inc. to EuroTelecom Communications dated August 6, 1999. (2)
10.5 Employment agreement among Ian Stuart Reay and EuroTelecom Communications, Inc. dated April 19, 1999. (2)
10.6 Letter of Appointment among Christopher Akers and EuroTelecom Comunications, Inc. dated March 9, 2000. (5)
10.7 Letter of Appointment among Dr. John Spackman and EuroTelecom Communications, Inc. dated March 9, 2000. (5)
10.8 Employment agreement among Philip Derry and EuroTelecom Communications, Inc. dated March 9, 2000. (5)
10.9 Employment agreement among Graham Ford and EuroTelecom Communications, Inc. dated March 9, 2000. (5)
10.10 Employment Agreement among David Linell and EuroTelecom Communications, Inc. dated March 9, 2000. (5)
10.11 Employment Agreement among David Walton and EuroTelecom Communications, Inc. dated March 9, 2000. (5)
10.12 Placing Agreement among Beeson Gregory and EuroTelecom Communications, Inc. dated March 29, 2000, in connection with the introduction of the Company's Class A Common Stock to The Alternative Investment Market of The London Stock Exchange. (5)
10.13 Timtec Acquisition Agreement between the Company's subsidiary Leadsmart Limited and TimtecInternational dated April 18, 1999. (5)
10.14 Share Sale and Shareholders Agreement dated May 10, 2000 among Amanda Louis Staveley, EuroTelecom Corporation Limited and Q. Ton Limited relating to the investment by EuroTelecom Communications, Inc. in Q.ton Limited.(5)
10.15 Asset Purchase Agreement dated April 12, 2000, among Wardell Security Limited (In Administration), Charles MacMillan, Dermot Power and EuroTelecom Corporation Limited for purchase by EuroTelecom Communications, Inc. of the assets of Wardell Security Limited. (5)
10.16 EuroTelecom Communications, Inc. Employee Share Option Scheme dated March 28, 2000 (5)
99.1 EuroTelecom Communications, Inc. and Subsidiaries consolidated financial statements ended December 31, 1998. (1)
99.2 Minutes of Special Meeting of Stockholders of American Telemedia Network Inc. (2)

99.3 EuroTelecom Communications, Inc and Subsidiaries consolidated financial statements for the fiscal period ended September 30, 1999. (4)
99.4 EuroTelecom Communications, Inc and Subsidiaries consolidated financial statements for the fiscal period ended June 30, 1999. (4)
99.5 Listing of issuances of EuroTelecom Communications, Inc.'s Common Stock between August 1, 1997 and December 31, 1999. (4)
99.6 Easy IP Limited financial statement for the fiscal period ended March 31, 1999 (4)
99.7 Audited financial statements of EuroTelecom Communications, Inc. for the fiscal period ended June 30, 2000. (6)
27       Financial Data Schedule (6)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

Exhibit No.              Description of Exhibit
-----------              ----------------------

(1) Filed as an Exhibit to the Registrant's Form 10SB12G, filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.
(2) Filed as an Exhibit to the Registrant's Form 10SB12G, filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.
(3) Filed as an Exhibit to the Registrant's Form 10QSB, filed with the Securities and Exchange Commission on May 19, 2000 and incorporated by reference herein.
(4) Filed as an Exhibit to Amendment No.4 to the Registrant's Form 10-SB on September 26, 2000.
(5) Filed as an Exhibit to the Registrant's Form 10KSB, filed with the Securities Exchange Commission on October 13, 2000 and incorporated therein by reference.
(6)      Filed herewith.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



EUROTELECOM COMMUNICATIONS, INC.
(Registrant)

By: /s/ David Linell
    --------------------------
Title: Chief Financial Officer
Dated: December 21, 2000

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                          Title                                             Date
---------                          -----                                             ----

/s/ Philip Saun Derry              President and Chief Executive Officer        December 21, 2000
-------------------------


/s/ Christopher Akers              Non Executive Director and Chairman          December 21, 2000
-------------------------


/s/ Graham Ford                    Chief Operating Officer                      December 21, 2000
-------------------------


/s/ Dr. John Spackman              Non Executive Director and Deputy            December 21, 2000
-------------------------          Chairman



/s/ Andrew Krawchuck               Vice President, Marketing                    December 21, 2000
-------------------------


/s/ Philip Sean Derry              President and Chief Executive Officer        December 21, 2000
-------------------------


                          AUDITED FINANCIAL STATEMENTS



EUROTELECOM COMMUNICATIONS, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

                                                                           PAGE:

Report of BDO Stoy Hayward, Independent Accountants                        F-1

Report of Crouch, Bierwolf & Chisholm, Independent
Certified Public Accountants                                               F-2

Consolidated balance sheet as of June 30, 2000                             F-3

Consolidated statement of operations for the year
ended June 30, 2000, six months ended June 30, 1999
and year ended December 31, 1998                                           F-5

Consolidated statements of stockholders' equity for the year ended June 30, 2000, six months ended June 30, 1999 and
year ended December 31, 1998                                               F-6

Consolidated statements of cash flows
for the year ended June 30, 2000, six months
ended June 30, 1999 and year ended December 31, 1998                       F-9

Notes to consolidated financial statements                                 F-11

                                      -----

EUROTELECOM COMMUNICATIONS, INC.

INDEPENDENT ACCOUNTANTS' REPORT

--------------------------------------------------------------------------------

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EUROTELECOM COMMUNICATIONS, INC.


         We have audited the accompanying consolidated balance sheet of EuroTelecom Communications, Inc. and subsidiaries as of June 30, 2000 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EuroTelecom Communications, Inc. and subsidiaries as of June 30, 2000 and the related results of operations, stockholders' equity and cash flows for the year then ended in accordance with generally accepted accounting principles applied in the United States.


         /S/: BDO Stoy Hayward

         BDO Stoy Hayward
         London, England
         October 12, 2000

EUROTELECOM COMMUNICATIONS, INC.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

--------------------------------------------------------------------------------

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EUROTELECOM COMMUNICATIONS, INC.


         We have audited the accompanying consolidated statements of operations of EuroTelecom Communications, Inc. and subsidiaries and related statements of stockholders' deficit, comprehensive loss and cash flows for the six months ended June 30, 1999 and the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of EuroTelecom Communications, Inc. and subsidiaries and cash flows for the six months ended June 30, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
         Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         /s/: Crouch, Bierworlf & Chisholm

         Crouch, Bierwolf & Chisholm
         Salt Lake City, Utah
         October 20, 1999


EUROTELECOM COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------

                                                                                     JUNE 30,
                                                                                       2000
                                                                                  (IN THOUSANDS)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                      $      12,114
   Accounts receivable, net of provision for doubtful accounts of $8,000                  2,869
   Inventories                                                                              898
   Unearned compensation                                                                    170
   Prepaid expenses and other current assets                                              1,792
   Costs and estimated earnings in excess of billings on uncompleted contracts            2,323
                                                                                  --------------

TOTAL CURRENT ASSETS                                                                     20,166
                                                                                  --------------

NON-CURRENT ASSETS
   Property, plant and equipment, net of accumulated depreciation of $263,000             2,374
   Goodwill, net of accumulated amortization of $145,000                                  1,051
   Investment in affiliated company                                                       2,560
                                                                                  --------------

TOTAL NON-CURRENT ASSETS                                                                  5,985
                                                                                  --------------

TOTAL ASSETS                                                                      $      26,151
                                                                                  ==============


               See accompanying summary of accounting policies and notes to consolidated financial statements.


EUROTELECOM COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET (CONTINUED)

------------------------------------------------------------------------------------------------

                                                                                     JUNE 30,
                                                                                       2000
                                                                                  (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank line of credit                                                            $         168
   Accounts payable                                                                       2,827
   Accrued liabilities                                                                    1,150
   Other current liabilities                                                                153
   Other taxes payable                                                                      627
   Current maturities of long-term obligations                                               55
                                                                                  --------------

TOTAL CURRENT LIABILITIES                                                                 4,980
                                                                                  --------------

NON-CURRENT LIABILITIES
   Notes payable                                                                            149
   Less: current maturities of long-term obligations                                        (55)
                                                                                  --------------

TOTAL NON-CURRENT LIABILITIES                                                                94
                                                                                  --------------

TOTAL LIABILITIES                                                                         5,074
                                                                                  --------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.01, 10,000,000 authorized, none issued - 'A'
   common stock shares $0.01 par value, authorized
    50,000,000;  12,055,118 issued and outstanding                                          120
   Common stock, $0.01 par value, 50,000,000 authorized shares;
    17,946,222 issued and outstanding                                                       180
   Additional paid in capital                                                            51,933
   Less: subscriptions receivable                                                          (132)
   Accumulated deficit                                                                  (31,148)
   Accumulated other comprehensive income                                                   124
                                                                                  --------------

TOTAL STOCKHOLDERS' EQUITY                                                               21,077
                                                                                  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      26,151
                                                                                  ==============

               See accompanying summary of accounting policies and notes to consolidated financial statements.


EUROTELECOM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------

                                                    YEAR ENDED      SIX MONTHS      YEAR ENDED
                                                      JUNE 30,        JUNE 30,     DECEMBER 31,
                                                       2000            1999            1998
                                                       ----            ----            ----
                                                      (IN THOUSANDS, EXCEPT LOSS PER SHARE)
REVENUES
Sale of goods sold                                $       4,548   $         975   $           -
Sale of services                                          3,123             348              64
Contract revenues earned                                  2,067               -               -
                                                  --------------  --------------  --------------

                                                          9,738           1,323              64
COST OF REVENUES

Cost of goods sold                                        3,328             658               -
Cost of services                                          2,299             145               -
Cost of contract revenues earned                          1,931               -               -
                                                  --------------  --------------  --------------

GROSS PROFIT                                              2,180             520              64

Selling, general and administrative
 expenses                                                (9,015)         (1,639)         (1,174)
Depreciation and amortization                              (319)            (40)            (23)
Loss from closed subsidiary                                   -            (124)           (292)
                                                  --------------  --------------  --------------

LOSS FROM OPERATIONS                                     (7,154)         (1,283)         (1,425)

Share of loss from affiliated company                       (76)              -               -
Interest income (expense), net                              161             (35)            (54)
Loan stock beneficial conversion expense                      -            (919)              -
                                                  --------------  --------------  --------------

LOSS BEFORE INCOME TAX                                   (7,069)         (2,237)         (1,479)

Income taxes                                                  -               -               -
                                                  --------------  --------------  --------------

NET LOSS                                          $      (7,069)  $      (2,237)  $      (1,479)
                                                  ==============  ==============  ==============

Loss per share
   Basic and diluted                              $       (0.37)  $       (0.29)  $       (0.26)
                                                  ==============  ==============  ==============

Weighted average number of common shares             19,097,390       7,748,049       5,777,816
                                                  ==============  ==============  ==============

               See accompanying summary of accounting policies and notes to consolidated financial statements.


EUROTELECOM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------

                                                     NUMBER OF                        NUMBER
                                                    'A' COMMON      'A' COMMON       OF COMMON        COMMON
                                                      SHARES          STOCK           SHARES           STOCK
                                                      ------          -----           ------           -----
                                                             (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Balance as of January 1, 1998                                 -   $           -       5,036,616   $          50

Share issues
   Consulting services                                        -               -       1,280,000              13
   Employee bonuses                                           -               -         151,200               2
   Cash                                                       -               -          51,200               -
Net loss                                                      -               -               -               -

Comprehensive loss
                                                  --------------  --------------  --------------  --------------

Balance as of December 31, 1998                               -   $           -       6,519,016   $          65

(CONTINUED)

                                                                    ACCUMULATED
                                                    ADDITIONAL         OTHER
                                                     PAID-IN       COMPREHENSIVE   ACCUMULATED
                                                     CAPITAL       INCOME (LOSS)     DEFICIT          TOTAL
                                                     -------       -------------     -------          -----
                                                             (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Balance as of January 1, 1998                     $      20,205   $          (6)  $     (20,363)  $        (114)

Share issues
   Consulting services                                      485               -               -             498
   Employee bonuses                                          44               -               -              46
   Cash                                                      51               -               -              51
Net loss                                                      -               -          (1,479)         (1,479)
                                                  --------------  --------------  --------------  --------------

Comprehensive loss                                                                                       (1,479)
                                                  --------------  --------------  --------------  --------------

Balance as of December 31, 1998                   $      20,785   $          (6)  $     (21,842)  $        (998)


EUROTELECOM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

---------------------------------------------------------------------------------------------------------------

                                                     NUMBER OF                        NUMBER
                                                    'A' COMMON      'A' COMMON       OF COMMON        COMMON
                                                      SHARES          STOCK           SHARES           STOCK
                                                      ------          -----           ------           -----
                                                             (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Balance as of December 31, 1998                               -   $           -       6,519,016   $          65

Share issues
   Cash                                                       -               -       1,381,666              14
   Consulting services                                        -               -         764,000               8
   Employee bonuses                                           -               -          96,000               1
   Subscriptions                                              -               -          27,420               -
   Acquisition of Easy IP                                     -               -         200,000               2
Net loss                                                      -               -               -               -
Effect of foreign currency translation                        -               -               -               -

Comprehensive loss

Loan stock beneficial conversion                              -               -               -               -
Forgiveness of debt                                           -               -               -               -
                                                  --------------  --------------  --------------  --------------

Balance as of June 30, 1999                                   -   $           -       8,988,102   $          90


(CONTINUED)

                                                                    ACCUMULATED
                                                    ADDITIONAL         OTHER
                                                     PAID-IN       COMPREHENSIVE   ACCUMULATED
                                                     CAPITAL       INCOME (LOSS)     DEFICIT          TOTAL
                                                     -------       -------------     -------          -----
                                                             (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Balance as of December 31, 1998                   $      20,785   $          (6)  $     (21,842)  $        (998)

Share issues
   Cash                                                     884               -               -             898
   Consulting services                                      296               -               -             304
   Employee bonuses                                         158               -               -             159
   Subscriptions                                             39               -               -              39
   Acquisition of Easy IP                                   329               -               -             331
Net loss                                                      -               -          (2,237)         (2,237)
Effect of foreign currency translation                        -              11               -              11
                                                  --------------  --------------  --------------  --------------

Comprehensive loss                                                                                       (2,226)
                                                  --------------  --------------  --------------  --------------

Loan stock beneficial conversion                            919               -               -             919
Forgiveness of debt                                         146               -               -             146
                                                  --------------  --------------  --------------  --------------

Balance as of June 30, 1999                       $      23,556   $           5   $     (24,079)  $        (428)



EUROTELECOM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

---------------------------------------------------------------------------------------------------------------

                                                     NUMBER OF                        NUMBER
                                                    'A' COMMON      'A' COMMON       OF COMMON        COMMON
                                                      SHARES          STOCK           SHARES           STOCK
                                                      ------          -----           ------           -----
                                                             (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Share issues
   Cash                                                       -               -       2,310,000              23
   Loan stock conversion                                      -               -       5,500,000              56
   Shares issued for services                            41,000               -         780,000               8
   Unearned compensation                                      -               -         150,000               1
   Remuneration of directors                                  -               -         218,120               2
   Cash                                              11,220,118             112               -               -
   Acquisition of Q.Ton Limited                         794,000               8               -               -
Share issue costs relating to the 'A'
 common stock shares                                          -               -               -               -
Net loss                                                      -               -               -               -
Effect of foreign currency translation                        -               -               -               -

Comprehensive loss
                                                  --------------  --------------  --------------  --------------

Balance as of June 30, 2000                          12,055,118   $         120      17,946,222   $         180
                                                  --------------  --------------  --------------  --------------

(CONTINUED)

                                                                    ACCUMULATED
                                                    ADDITIONAL         OTHER
                                                     PAID-IN       COMPREHENSIVE   ACCUMULATED
                                                     CAPITAL       INCOME (LOSS)     DEFICIT          TOTAL
                                                     -------       -------------     -------          -----
                                                             (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Share issues
   Cash                                                   1,883               -               -           1,906
   Loan stock conversion                                    745               -               -             801
   Shares issued for services                               329               -               -             337
   Unearned compensation                                    249               -               -             250
   Remuneration of directors                                434               -               -             436
   Cash                                                  26,826               -               -          26,938
   Acquisition of Q.Ton Limited                           1,451               -               -           1,459
Share issue costs relating to the 'A'
 common stock shares                                     (3,540)              -               -          (3,540)
Net loss                                                      -               -          (7,069)         (7,069)
Effect of foreign currency translation                        -             119               -             119
                                                  --------------  --------------  --------------  --------------

Comprehensive loss                                                                                        6,950
                                                  --------------  --------------  --------------  --------------

Balance as of June 30, 2000                       $      51,933   $         124   $     (31,148)  $      21,209
                                                  --------------  --------------  --------------  --------------

                           See accompanying summary of accounting policies and notes
                                     to consolidated financial statements.

                                                     F-8


EUROTELECOM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------

                                                                    YEAR ENDED      SIX MONTHS      YEAR ENDED
                                                                     JUNE 30,        JUNE 30,      DECEMBER 31,
                                                                      2000            1999             1998
                                                                      ----            ----             ----
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $      (7,069)  $      (2,237)  $      (1,479)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES
   Depreciation  and amortization                                           319              40              23
   Stock issued for services                                                773             463             544
   Amortization of unearned compensation                                     80               -               -
   Share of loss of affiliate                                                76               -               -
   Loan stock beneficial conversion                                           -             919               -
   Provision against investment                                              44               -               -

CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS
 FROM PURCHASE OF EASY IP
   Accounts payable                                                       2,074            (138)           (338)
   Accrued liabilities                                                    1,039             160            (207)
   Other current liabilities                                                372             274            (292)
   Accounts receivable                                                   (1,911)           (443)            442
   Costs in excess of billings on uncompleted contracts                  (2,323)              -               -
   Inventories                                                             (508)           (213)             77
   Prepaid expenses and other current assets                             (1,596)           (100)            276
                                                                  --------------  --------------  --------------

NET CASH USED IN OPERATING ACTIVITIES                                    (8,630)         (1,275)           (954)
                                                                  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Easy IP                                                   (96)            (97)              -
   Acquisition of TimTec                                                 (1,041)              -               -
   Acquisition of Q.Ton                                                  (1,177)              -               -
   Other acquisitions                                                      (330)              -               -
   Net cash paid on fixed assets                                         (1,654)            (43)             (3)
   Cash acquired with subsidiary                                              -             129               -
                                                                  --------------  --------------  --------------

NET CASH USED IN INVESTING ACTIVITIES                                    (4,298)            (11)             (3)
                                                                  --------------  --------------  --------------


EUROTELECOM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

------------------------------------------------------------------------------------------------------------------

                                                                    YEAR ENDED      SIX MONTHS      YEAR ENDED
                                                                     JUNE 30,        JUNE 30,      DECEMBER 31,
                                                                      2000            1999             1998
                                                                      ----            ----             ----
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds received from issuance of common stock, net                  25,304             898               -
   Proceeds from issuance of debt                                             -             440             870
   Short-term bank line of credit                                          (207)            309              66
   Repayment of debt                                                          -            (372)            (48)
   Payments under financing arrangement                                     (55)              -               -
                                                                  --------------  --------------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                25,042           1,275             888
                                                                  --------------  --------------  --------------

Effects of exchange rate changes on cash                                       -              11               -
                                                                  --------------  --------------  --------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                     12,114               -             (69)

Cash and cash equivalents at beginning of period                              -               -              69
                                                                  --------------  --------------  --------------

Cash and cash equivalents at end of period                        $      12,114   $           -   $           -
                                                                  ==============  ==============  ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the year for:
     Interest                                                     $          57   $          35   $          54
   Non cash investing and financing transactions
     Acquisition of assets by financing arrangements              $         135   $           -   $          53
   Acquisition of subsidiary and affiliate for stock:
     Easy IP                                                      $           -   $         331   $           -
     Q.Ton                                                        $       1,459   $           -   $           -

EUROTELECOM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1     THE COMPANY

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

      As of June 30, 2000, the Company had the following principal subsidiaries:

                                                                                                        COUNTRY OF
                                                                                                       INCORPORATION
            NAME OF COMPANY                                 NATURE OF BUSINESS                         AND OPERATION
            ---------------                                 ------------------                         -------------

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

            RTC, Inc.                             Technical marketing, sales and consulting
                                                   services                                                USA

      Timtec International Limited is wholly owned by Chunlan Limited.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

2     SIGNIFICANT ACCOUNTING POLICIES

      (a)   PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the financial statements of EuroTelecom and its subsidiaries and affiliate. EuroTelecom Secure Networks Limited is recorded as a closed subsidiary in the period ended June 30, 1999 since it ceased operations on February 19. All significant intercompany transactions have been eliminated in consolidation. Investments in affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method the Company records its proportionate share of profits and losses based on its percentage interest in those affiliates.

      (b)   GOODWILL

            The excess of cost of investments over the fair value of net assets acquired which is not otherwise allocated is determined to be goodwill and is amortized on a straight-line basis over a period of 5 years.

      (c)   LONG-LIVED ASSETS

            Long-lived assets, such as property, plant and equipment, goodwill and investments in affiliates, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. An impairment write-down related to an investment of $44,000 was necessary for fiscal 2000, $Nil for the six months ended June 30, 1999 and $Nil for fiscal 1998.

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

2     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      (k)   FINANCIAL INSTRUMENTS

            Financial instruments held by the Company include cash and cash equivalents, accounts receivable and payable, notes payable and approximated fair value as of June 30, 2000 due to either short maturity or terms similar to those available to similar companies in the open market. The investment in affiliated company approximated fair value as of June 30, 2000 due to the fact that it was recently acquired.

      (l)   ADVERTISING COSTS

            The company expenses advertising costs as incurred. Advertising costs in fiscal 2000, six months ended June 30, 1999 and fiscal 1998 were $129,000, $10,000 and $Nil respectively.

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

      (n)   RESEARCH AND DEVELOPMENT

            The Company incurred research and development costs of $717,000, $Nil and $Nil for fiscal 2000, six months ended June 30, 1999 and fiscal 1998 respectively.

      (o)   STOCK COMPENSATION

            The Company applies the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in accounting for stock options issued to employees. The Company follows the fair value method of accounting prescribed by SFAS No. 123 for stock issued in exchange for services.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

2     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (p)   EARNING PER SHARE

            The Company follows SFAS No. 128, "Earnings per share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the year. Assumed exercise of options and warrants has not been included in the calculation of diluted loss per share since the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. At June 30, 2000 there were 223,600 warrants and 965,762 options outstanding. The shares related to these options and warrants are excluded from the earnings per share due to the anti-dilutive affect.

      (q)   EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

            In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25". Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. Management believes that the adoption of Interpretation No. 44 note will not have a material impact on the Company's financial position or results of operations.

            In March 2000, the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs". EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the first quarter of fiscal 2001. Management believes that the adoption of EITF 00-2 will not have a material impact on the Company's financial position or results of operations.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

3     INVENTORIES

         Inventories consist of the following:
                                                                     JUNE 30,
                                                                       2000
                                                                       ----
                                                                  (IN THOUSANDS)

            Finished goods                                        $         643
            Raw materials                                                   255
                                                                  --------------

                                                                  $         898
                                                                  ==============


4     PROPERTY, PLANT AND EQUIPMENT, NET

         Major classes of property, plant and equipment consist of the following:
                                                                     JUNE 30,
                                                                       2000
                                                                       ----
                                                                  (IN THOUSANDS)

            Leasehold improvements                                $         283
            Plant and equipment                                           2,354
                                                                  --------------

                                                                           2,637
            Less: accumulated depreciation                                 (263)
                                                                  --------------

                                                                  $       2,374
                                                                  ==============


         Depreciation expense was approximately $200,000, $14,000 and $23,000 for fiscal 2000, six months ended June 30, 1999 and fiscal 1998 respectively

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

5     UNCOMPLETED CONTRACTS

         Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                                     JUNE 30,
                                                                       2000
                                                                       ----
                                                                  (IN THOUSANDS)

            Costs incurred on uncompleted contracts               $       2,299
            Estimated earnings*                                              24
                                                                  --------------

                                                                           2,323
            Billings to date                                                  -
                                                                  --------------
            Costs and estimated earnings in excess of
             billings on uncompleted contracts                    $       2,323
                                                                  ==============



         * Does not include the 49% of estimated earnings on the contract with Q.Ton, the Company's affiliated company - Refer also to Note 15.


6     ACQUISITIONS

      (a)   EASY IP

            On April 19, 1999 the Company acquired a software distribution business known as Easy IP Limited. The transaction has been accounted for as a purchase.

            The consideration for the business and assets, including acquisition costs, was $586,050, payable as to $193,200 in cash of which $96,625 was deferred and 200,000 shares of common stock valued at $331,250. The Company acquired net assets of $178,300 resulting in goodwill of $407,750.

            The results for Easy IP have been included in the consolidated financial statements from April 19, 1999.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

6     ACQUISITIONS (CONTINUED)

      (a)   EASY IP (CONTINUED)

            The unaudited pro forma statement for the Company as if the acquisition had occurred on January 1, 1998 and January 1, 1999, is set out below:
                                                    SIX MONTHS      YEAR ENDED
                                                     JUNE 30,      DECEMBER 31,
                                                       1999            1998
                                                       ----            ----
                                                          (IN THOUSANDS)

            Revenues                              $       1,860   $       2,027
                                                  ==============  ==============

            Loss from operations                         (1,269)         (1,361)
                                                  ==============  ==============

            Net loss                                     (2,231)         (1,457)
                                                  ==============  ==============

            Loss per share                        $       (0.29)  $       (0.24)
                                                  ==============  ==============

      (b)   TIMTEC

            On April 18, 2000, a newly incorporated wholly owned subsidiary of Chunlan Limited purchased the trade and assets of Timtec International Limited ("Timtec") for a total consideration of $1,041,000. The purchase consideration was allocated $583,000 to equipment acquired and the balance of $458,000 attributed to goodwill which will be amortized over 5 years. Timtec was in administration at the time of the acquisition and following the sale changed its name. The company which acquired the trade and assets then changed its name to Timtec International Limited. The transaction has been accounted for as a purchase.

            The results of Timtec have been included in the consolidated financial statements from April 18, 2000.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

6     ACQUISITIONS (CONTINUED)

      (b)   TIMTEC (CONTINUED)

            The unaudited pro-forma results of operations for the Company as if the acquisition had occurred on January 1, 1998, January 1, 1999 and July 1, 1999 is set out below:

                                        YEAR ENDED       SIX MONTHS      YEAR ENDED
                                         JUNE 30,         JUNE 30,      DECEMBER 31,
                                           2000             1999            1998
                                           ----             ----            ----
                                                       (IN THOUSANDS)

            Revenues                          11,020           6,498          10,752
                                       ==============  ==============  ==============

            Loss from operations              (7,374)         (1,397)         (1,704)
                                       ==============  ==============  ==============

            Net loss                          (7,300)         (2,410)         (1,835)
                                       ==============  ==============  ==============

            Loss per share                     (0.38)          (0.31)          (0.32)
                                       ==============  ==============  ==============

7     INVESTMENT IN AFFILIATED COMPANY

      (a) On May 10, 2000 ECL acquired 49% of Q.Ton Limited in exchange for 794,000 shares of Class 'A' Common Stock of EuroTelecom and $1,139,025 payable in cash. The fair value of the 794,000 shares issued was $1,459,076. Total consideration paid, including acquisition costs, was $2,635,953.

            The fair value of the net assets acquired was $1,948,000 resulting in a premium of $1,688,000 which is being amortized over a 5 year period.

                                                                     JUNE 30,
                                                                       2000
                                                                       ----
                                                                  (IN THOUSANDS)

            Investment at cost                                            2,636

            Share of loss for the period                                    (51)
            Amortization of premium on acquisition in the period            (25)
                                                                  --------------

                                                                  $       2,560
                                                                  ==============

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

7     INVESTMENT IN AFFILIATED COMPANY (CONTINUED)

      (b) Summarised financial information on Q.Ton Limited as of June 30, 2000 and for the year ended June 30, 2000
                                                                     JUNE 30,
                                                                      2000
                                                                      ----
                                                                  (IN THOUSANDS)

            Current assets                                        $       1,615
            Non-current assets                                              993
                                                                  --------------

                                                                  $       2,608
                                                                  ==============

            Current liabilities                                   $         777
                                                                  ==============

            Revenues                                              $           -
                                                                  ==============

            Loss from operations                                  $        (194)
                                                                  ==============

            Net loss                                              $        (160)
                                                                  ==============


8     STOCKHOLDERS' EQUITY


         In the year ended December 31, 1998 the Company issued 1,280,000 shares for services, 151,200 shares to employees (101,200) and a director (50,000) and 51,200 shares for cash.

         In the six months ended June 30, 1999, the Company issued 1,381,666 shares for cash, 764,000 shares for services, 123,420 shares in respect of employee bonuses and subscriptions, and 200,000 shares for the acquisition of Easy IP.

         In the year ended June 30, 2000 the Company had the following stock transactions:

         (a)  issued 2,310,000 shares of common stock shares for cash;

         (b) convertible notes previously categorised as debt in the amounts of $80,000, $360,000 and $360,000 were converted into 550,000,
              2,475,000 and 2,475,000 restricted common stock shares respectively at $0.145 per share. Conversion terms were agreed prior to June 30, 1999 with the shares being issued on July 1, 1999. The beneficial conversion terms of $918,750 was reflected in finance costs in the six months to June 30,1999;

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

8     STOCKHOLDERS' EQUITY (CONTINUED)

         (c)  issued 821,000 shares of common stock for services;

         (d) issued 150,000 shares of common stock in consideration for an employment agreement entered into on August 16, 1999 covering a period of three years. The value of these shares is being amortized over the period of the employment agreement;

         (e)  issued 218,120 common stock shares to directors of the Company;

         (f) on April 5, 2000 the Company listed a new class of Class 'A' common stock on the Alternative Investment Market of The London Stock Exchange. A total of 11,220,118 Class 'A' common stock shares were sold raising $26,938,283 before costs; and

         (g) issued 794,000 shares of common stock in connection with the acquisition of Q.Ton Limited.

          Shares were valued at the prevailing market price at the date of grant in the case of those issued to employees and directors, and at the date the parties entered into the settlement agreement to satisfy invoiced amounts in the case of professional services and for acquisitions at the date of closing the transaction. The shares of Class A Common Stock are restricted securities under Regulation S of the Securities Act of 1933. In addition, the Company's Certificate of Incorporation permanently prohibits holders of the shares of the Company's Class A Common Stock from selling such shares into the U.S. or to a U.S. person.


9     WARRANTS AND SHARE OPTIONS

         As of June 30, 2000 the Company had 223,600 warrants outstanding convertible into common stock shares.

         The warrants are exercisable on the day two years from the first effective date of a registration statement being filed by the Company in respect of the warrants. No such registration statement has been filed and the warrants presently have an indefinite exercise period. The exercise price is $2.00 per share.

         On March 28, 2000 the Company approved an Employee Share Option Scheme ("Option Scheme") which provided for the grant of options over the Company's 'A' class common stock shares of $0.01. As of June 30, 2000 the Company had granted 965,762 options, of which 210,000 were granted to directors of the Company. The options generally will vest after three years and will expire ten years after the grant date. None were forfeited.

         The number of options which can be issued is restricted based on a certain percentage ceilings dependent upon the number of shares in issue.

         Exercise price is the higher of market value at the date of grant, determined by reference to the average of mid-market quotations on the three dealing days preceding the date of grant, and par value. Options cannot be exercised, subject to certain specified procedures in the Option Scheme, until the expiry of three years from the date of grant. The weighted average exercise price is $2.40.

         The option exercise price at each option share is the fair market value of the Company's shares of Class A Common stock. Options lapse on the option holder ceasing to be either an employee or director of the Company.
                                      F-21

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

9     WARRANTS AND SHARE OPTIONS (CONTINUED)

         The Company applies APB Opinion No. 25 and accordingly no compensation expense has been recognized for its employee stock options. Had the Company determined compensation expense based on the fair value at the grant date in accordance with SFAS 123, the Company's net loss would have been increased to the pro forma amount indicated below:

                                                                    YEAR ENDED
                                                                      JUNE 30,
                                                                        2000
                                                                        ----
                                                                   (IN THOUSANDS
                                                                    EXCEPT LOSS
                                                                    PER SHARE)
            Net loss
             - As reported                                        $      (7,069)
             - Pro forma                                                 (7,229)
                                                                  ==============

            Loss per share
             - As reported                                        $       (0.37)
             - Pro forma                                                  (0.38)
                                                                  ==============


         The fair value of the options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends, a vesting period of three years, risk free rate of 6.4% and volatility of 93%.


10    LOSS FROM CLOSED SUBSIDIARY

         On September 16, 1997 a wholly owned subsidiary company, Eurotelecom Secure Networks Limited (Secure Networks), was incorporated in the UK to provide certain internet technology and communication products and services. On February 19, 1999, Secure Networks was placed into voluntary liquidation in response to the loss of key employees and contracts and continuing losses of customers. As a result, the assets of Secure Networks were written down to their fair value less the cost of their sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121. The full amount of the impairment has been classified within operating loss as a loss from closed subsidiary in the consolidated statement of operations for the six months ended June 30, 1999 and fiscal 1998.

         The amount expensed in the consolidated statement of operations for the year ended December 31, 1998 was $291,923. In the period to February 1999, the company was required to extend further amounts of $123,928 to effect the closure of Secure Networks. All liabilities associated with the closure of Secure Networks have been extinguished upon the liquidation of Secure Networks.

         As of June 30, 2000 EuroTelecom is carrying no assets or liabilities in respect of this company.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

11    INCOME TAXES

         The Company did not provide any current or deferred US federal, state or foreign income tax provision or benefit for any periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability.

         As June 30, 2000 the majority of the losses carried forward arise in the UK. Under UK legislation the net operating losses can, subject to certain restrictions, be carried forward indefinitely.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                       YEAR ENDED       SIX MONTHS      YEAR ENDED
                                                        JUNE 30,         JUNE 30,      DECEMBER 31,
                                                          2000             1999            1998
                                                          ----             ----            ----
                                                                      (IN THOUSANDS)
         Net operating loss                           $       2,474   $       7,140   $       7,408
         Valuation allowance for deferred tax assets         (2,474)         (7,140)         (7,408)
                                                      --------------  --------------  --------------

                                                      $           -   $           -   $           -
                                                      ==============  ==============  ==============


12    LEASES

         The Company leases certain office space under lease agreements.

         Future minimum lease payments under non-cancellable operating leases as of June 30, 2000, are as follows (in thousands):

                                      2001                        $         290
                                      2002                                  288
                                      2003                                  288
                                      2004                                  288
            Thereafter                                                    1,656
                                                                  --------------

                                                                  $       2,810
                                                                  ==============


         Total rental expense for the fiscal 2000, six months to June 30, 1999 and fiscal 1998 was $261,000, $27,000 and $1,000 respectively.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

13    BUSINESS AND CREDIT CONCENTRATIONS

         The Company's customers are primarily located in the UK. Details of corporate customers who account for more than 10% of revenue for fiscal 2000, six months to June 30, 1999 and fiscal 1998 are as follows:

                                   YEAR ENDED       SIX MONTHS      YEAR ENDED
                                    JUNE 30,         JUNE 30,      DECEMBER 31,
                                      2000             1999            1998
                                      ----             ----            ----

            Customer A                   -             20%               -
            Customer B                  14%            13%               -


14    COMMITMENTS AND CONTINGENCIES


         From time to time the Company is subject to legal proceedings and claims in the ordinary course of business.

         The Company is not aware of any legal proceedings or claims against the Company that will have, individually or in aggregate a material adverse affect on the Company's business, prospects, financial condition and results of operations.


15    RELATED PARTY TRANSACTIONS

         The Company was charged $390,000 in fiscal 2000, $Nil in the six months to June 30, 1999 and fiscal 1998 in professional fees by a company in which one of the directors has a material interest.

         The Company entered into an application linking contract with Q.Ton Limited prior to its acquisition of 49% of Q.Ton Limited on May 10, 2000, an affiliated company. As of June 30, 2000 the contract was uncompleted and no amounts had been billed. The amount of cost incurred to June 30, 2000 was approximately $1,000,000 with estimated earnings of $46,000 as of June 30, 2000. In accordance with the principles of equity accounting the Company has only recorded 51% of revenues and costs associated with this contract.

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

16    INDUSTRY AND GEOGRAPHIC AREA SEGMENTS

         The Company and its subsidiaries are engaged in three lines of business: Projects, Services and Communications. Operations of the subsidiary companies are conducted in the UK and US. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 2 - Significant accounting policies

                                                                    YEAR ENDED   SIX MONTHS ENDED   YEAR ENDED
                                                                     JUNE 30,        JUNE 30,      DECEMBER 31,
                                                                       2000            1999            1998
                                                                       ----            ----            ----
                                                                                  (IN THOUSANDS)
         (a)  Statement of operations
              Revenues
                  Projects                                        $       2,871   $         443   $           -
                  Services                                                3,914             348              64
                  Communications                                          2,953             532               -
                                                                  --------------  --------------  --------------
                  Revenues for reportable segments
                   and consolidated revenues                              9,738           1,323              64
                                                                  --------------  --------------  --------------
              Loss before tax
                  Projects                                               (6,018)         (1,072)              -
                  Services                                                 (674)            (86)         (1,133)
                  Communications                                           (462)             (1)              -
                  Add: interest, loan beneficial conversion,
                   loss from closed subsidiary and share of
                   loss of affiliated company                                85          (1,078)           (346)
                                                                  --------------  --------------  --------------

                  Total loss for reportable segments              $      (7,069)  $      (2,237)  $      (1,479)
                                                                  ==============  ==============  ==============

              Depreciation and amortization
                  Projects                                        $         214   $           6   $           -
                  Services                                                   94              14              23
                  Communications                                             11              20               -
                                                                  --------------  --------------  --------------

                                                                  $         319   $          40   $          23
                                                                  ==============  ==============  ==============

EUROTELECOM COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

16    INDUSTRY AND GEOGRAPHIC AREA SEGMENTS (CONTINUED)

                                                                   JUNE 30,
                                                                     2000
                                                                     ----
                                                                (IN THOUSANDS)
      (b)   Total assets

            Projects                                            $     5,657
            Services                                                  3,178
            Communications                                            1,417
            Unallocated                                              15,899
                                                                ------------

                                                                $    26,151
                                                                ============

                                                 YEAR ENDED        SIX MONTHS ENDED        YEAR ENDED
                                                  JUNE 30,             JUNE 30,           DECEMBER 31,
                                                    2000                 1999                 1998
                                                    ----                 ----                 ----
                                                                   (IN THOUSANDS)
      (c)   Geographic analysis of revenue

            United Kingdom                        $     9,385        $     1,323         $        64
            United States                                 353                  -                   -
                                                  ------------       ------------        ------------

                                                        9,738              1,323                  64
                                                  ============       ============        ============


17    RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                                   1998
                                                                   ----
                                                              (IN THOUSANDS,
                                                          EXCEPT LOSS PER SHARE)

         Revenues                                           $           32
                                                            ===============

         Gross profit                                                   32
                                                            ===============

         Selling, general and administrative expenses                  676
                                                            ===============

         Net loss                                                     (656)
                                                            ===============

         Loss per share                                     $        (0.12)
                                                            ===============